Form 10QSB
period 2000-07-31
GSI TECHNOLOGIES USA INC /DE
filed 2000-09-18
CIK 1105862

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 2000.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to ________

COMMISSION FILE NUMBER: 0-31229

                            GSI TECHNOLOGIES USA INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                       65-0902449
       ------------------------------ -----------------------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

     2001 McGill College Avenue, Suite 1310, Montreal, Quebec H3A 1G1 Canada
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 940-5262
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 2000, there were 20,185,472 shares of the issuer's $.001 par value common stock issued and outstanding and,

3,674,000 warrants which entitles the registered holder to purchase anytime until the close of business on January 31, 2002, one share of Class B common stock at a price of $1.10.

Transitional Business Disclosure Format (Check one): Yes [ ] No[X]

                              INDEX TO FORM 10-QSB
                              --------------------
                       For the Quarter Ended July 31, 2000
                      -----------------------------------



                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Balance Sheet as of July 31, 2000                                         3

   Statement of Income for the Nine Months and
   Three Months Ended July 31, 2000                                          4

   Statements of Cash Flows for the Nine Months
   and Since Inception To July 31, 2000                                      5

   Notes to Financial Statements for the                                 6 - 7
      Nine Months Ended July 31, 2000

Item 2. Management's Discussion and Analysis                             8 - 11

PART II. OTHER INFORMATION
                                                                             12
Item 1. Legal Proceedings

Item 2. Changes in Securities                                                12

Item 3. Defaults Upon Senior Securities                                      12

Item 4. Submission of Matters to a Vote of Security Holders                  12

Item 5. Other Information                                                    12

Item 6. Exhibits and Reports on Form 8-K                                     13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial statements
-----------------------------


                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET



                                                                  July 31, 2000
                                                                  --------------
                                                                    (Unaudited)


                                     Assets
Current Assets
   Cash and cash equivalents                                  $           24,932
   Receivables, net                                                       62,161
   Note Receivable (principally related parties)                       1,455,814
   Other current assets                                                    4,648
                                                                  --------------
        Total current assets                                           1,547,555

Other assets                                                             637,571
                                                              ------------------
       Total assets                                                    2,185,126
                                                              ==================




                      Liabilities and Shareholder's Equity

Current Liabilities
    Accounts payable                                                      25,000
    Note Payable                                                             -
    Advances from Affiliate                                            1,776,154
    Deferred Revenue                                                     178,500
    Other current liabilities                                             26,657
                                                                   -------------
      Total current liabilities                                        2,006,311

 Shareholder's Equity
    Common Stock, class A, $1.00 par value; authorized                       -
       5,000,000 shares; issued and outstanding none in 1999
    Common Stock, class B, $.001 par value; authorized                    20,185
       55,000,000 shares; issued and outstanding -20,185,472 shares
    Paid in Capital                                                    1,273,744
    Deficit accumulated during the development stage                 (1,115,115)
                                                             -------------------
      Total Shareholder's Equity                                         178,815

      Total liabilities and shareholder's equity                $      2,185,126
                                                                ================

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENT OF INCOME
                 FROM INCEPTION (JULY 08, 1998) TO JULY 31, 2000

                                   (Unaudited)


                                                                                                                    Period of
                                                                Three Months                 Nine Months            Inception
                                                                Ended July 31,               Ended July 31,      July 06, 1998
                                                                --------------               --------------           to
                                                             1999         2000            1999         2000      July 31, 2000
                                                             ----         ----            ----         ----    ---------------

Revenues:  Sub Licensing Agreements                       $   -        $ 250,000       $   -        $ 250,000    $  250,000

Cost of Sales: Royalties on Sub Licensing Agreements          -          150,000           -          150,000       150,000
                                                        -----------     --------     ----------     -----------    ---------

Gross Profit                                                  -          100,000           -          100,000       100,000

Operating Expenses:
       Salaries and related costs                             -          126,903           -          367,964       367,964
       Rent                                                   -           31,920           -           68,480        68,480
   Financing expense                                          -             -              -             -          128,790
       Professional fees                                      -          283,071           -          302,041       380,358
       Amortization of intangibles                            -           23,739           -           71,217        72,518
       Travel                                                 -           14,226           -           32,135        32,135
       Other selling, general and administrative              36          52,498         5,158        118,151       168,382
                                                           -------       -------     -----------     --------     ---------
          Total operating expenses                            36         532,357         5,158        959,988     1,218,626

          Loss before other income (expense)                 (36)       (432,357)       (5,158)      (859,988)   (1,118,626)

Other income (expense):
       Interest income (principally related parties)          -            7,934           -           20,533        20,533
       Interest expense                                       -          (17,021)          -          (17,021)      (17,021)
                                                           --------     --------     -----------      ---------   ----------
          Total other income (expense)                        -           (9,087)          -            3,511         3,511

Net Loss                                                     (36)       (441,445)       (5,158)      (856,476)   (1,115,115)
                                                           =======     =========    ============    ==========   ===========

Basic weighted average common shares outstanding         6,290,598    20,185,472     2,119,909     20,185,472    10,181,095
                                                        ==========    ==========    ============   ===========   ===========

Basic Loss per common share                            $  (0.0000)   $ (0.0220)   $    (0.0024)   $  (0.0439)   $   (0.1099)
                                                        ===========   ==========    ============  ===========   ============


                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                 FROM INCEPTION (JULY 08, 1998) TO JULY 31, 2000


                                   (Unaudited)



                                                                                                           Period of
                                                                        Nine Months                        Inception
                                                                       Ended July 31,                    July 06, 1998
                                                                       --------------                         to
                                                                     1999         2000                   July 31, 2000
                                                                    -----         -----                 ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                $  (5,158)   $ (856,476)                 $ (1,115,115)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
        Depreciation and amortization                                 -           71,217                        72,518
        Issuance of stock for contract settlement                     -             -                              500

Changes in Operating assets and liabilities:
        Accounts Receivable and other current assets                  -           24,177                       (66,808)
        Other Assets                                                  -         (234,746)                     (234,746)
        Accounts Payable and Accrued Liabilities                    6,100         52,967                       230,157
                                                                   -------      ---------                    -----------

Net cash provided by/(used in) operating activities                   942       (942,860)                   (1,113,494)


CASH FLOWS FROM INVESTING ACTIVITIES:


Net cash provided by/(used in) investing activities
        Note Receivable, principally related parties                   -      (1,455,814)                   (1,455,814)
        Payment for license, principally related parties               -        (200,000)                     (200,000)
                                                                   ---------  -----------                  -------------

Net cash provided by/(used in) investing activities                    -      (1,655,814)                    (1,655,814)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                           -          79,667                          -
  Advances from Affiliate                                              -       1,776,154                      1,776,154
  Sales of common stock                                                -         577,100                      1,018,086
                                                                 ----------    ----------                     ---------


Net cash provided by/(used in) financing activities                    -       2,273,587                      2,794,239
                                                                 ----------   ----------                     ----------


Net increase (decrease) in cash and cash equivalents                   942      (325,087)                        24,932
Cash and cash equivalents, beginning of period                         -         350,019                           -
                                                                 ----------    -----------                  -----------

Cash and cash equivalents, end of period                        $      942    $   24,932                   $     24,932
                                                                 ============ =============                 =============

                               GSI TECHNOLOGIES USA, INC.
                          (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                       (Unaudited)

                                      July 31, 2000




NOTE 1 -BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of GSI Technologies USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The balance sheet at October 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in GSI Technologies USA, Inc.'s Registration Statement on Form SB-2 (Registration No. 333-30474) as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that GSI Technologies USA, Inc.'s revenue recognition practices are in conformity with the guidelines of SAB 101.

NOTE 3 - NET LOSS PER SHARE

     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Options and warrants are not considered since considering such items would have an antidilutive effect.




NOTE 4 - OTHER ASSETS



                                             October 31, 1999      July 31, 2000
                                            ----------------       -------------

Other Assets:
 License rights                                $   474,779         $     474,779
 (Acquired from affiliate and recorded at
 predecessor basis with the cost over such
 basis recorded as a dividend to affiliate).
 Accumulated amortization                          (1,301)              (72,518)
                                                  ---------             --------
                                                   473,478               402,261

 Long term portion Note Receivable                 -                     225,000
(principally related party)

 Security Deposits                                 -                      10,310
                                             --------------             --------
                                              $    473,478           $   637,571

                                        GSI TECHNOLOGIES USA, INC.
                                   (A COMPANY IN THE DEVELOPMENT STAGE)
                                NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                                (Unaudited)

                                               July 31, 2000
NOTE 5 - RELATED PARTY TRANSACTIONS

     During the nine months ended July 31, 2000, the Company has received advances from Maxima Capital, a shareholder of the company, in the amount of $1,776,154. These advances have enabled the company to continue to operate at its planned pace. These funds were, in turn, advanced to GSI Canada, an affiliate of the company, to further invest and develop the business.

     On June 02, 2000, GSI Canada placed an order with the Company for 35 CityColumns at $17,000 per unit for a total of $595,000. A deposit of 30% in the amount of $178,500 was required and has been reflected as deferred revenue in the financial statements at July 31, 2000 since the installation of the equipment was scheduled for August 2000.


NOTE 6 - SUBSEQUENT EVENTS

     On September 07, 2000, the Company entered into formal loan arrangements with a group of existing shareholders. The total amount of these obligations in the form of promissory notes is $2,393,013. The notes have a maturity date of September 07, 2001, bear interest at a rate of prime plus two percent and are convertible at any time at the sole discretion of the Company into a certain number of shares for each holder. If converted, interest on the notes will be waived. In the event of conversion, the total number of shares to be issued from treasury would be 1,910,263.

Item 2.  Management's discussion and analysis
---------------------------------------------


Forward looking statements.

This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including without limitation, the overall strength of the national securities markets, the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required, technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.


Overview

GSI specializes in broadcasting solutions principally for advertisers and others seeking to extend their reaching power for their commercial and public service messages. Holder of a world-wide license, GSI's proprietary software, hardware, and advanced broadcasting systems respond to their needs. In providing access to its remote control broadcasting capability, we enable users to transmit and receive full-motion video, graphics, and audio on an array of attractive, durable and interactive indoor and outdoor display products.


Results from operations

3 months and 9 months ending July 31, 2000 and 1999

We are still in the development phase after starting up in 1999. During GSI's third quarter from May 1, 2000 to July 31, 2000, we incurred a loss of $441,445 versus $36 in the same period in 1999. The loss for the nine months ending July 31, 2000 was $856,476 compared to $5,518 for the same period in 1999. The
accumulated   deficit  to  date  during  the  development   phase  increased  to
$1,115,115.


Revenues

No revenues were generated from sales of products and services to date. $250,000 in revenues were generated from the sale of a single sub-license for the territory of Canada in May 2000.

Cost of revenues and direct operating costs


According to the master license agreement with GSI Canada, we owe 60% of the price of any sub-license we sell to a new licensee and this amount is payable to GSI Canada by the end of the calendar quarter in which the sub-license is granted. We therefore remitted $150,000 to GSI Canada in July for the sub-license sold to GSI Canada in its particular role as sub-licensee for the entire territory of Canada. This represents our first direct operating cost to date.


Operating expenses

During the third quarter we incurred $532,357 in operating expenses versus $36 in the same period in 1999; including salaries and related costs of $126,903, $283,071 in professional fees, $31,920 for the rents on our Florida and Montreal offices, $23,739 in amortization, $14,226 for travel, and $52,498 in other selling general and administrative expenses. We currently have 26 mainly full time employees.

During the nine months ended July 31 we incurred $959,988 in operating expenses versus $5,158 in the same period in 1999; including salaries and related costs of $367,964, $302,041 in professional fees, $68,480 for the rents on our Florida and Montreal offices, $71,217 in amortization, $32,135 for travel, and $118,151 in other selling general and administrative expenses.

Other income

$7,934 in interest was earned on the outstanding loan to GSI Canada while $17,021 in expense was incurred on subsequent advances from GSI Canada during the third quarter.

During the nine months ending July 31, 2000, $20,533 in interest was earned on the outstanding loan to GSI Canada while $17,021 in expense was incurred on subsequent advances from GSI Canada.

No interest was earned or incurred in the same periods in 1999.


Liquidity and capital resources

At July 31, 2000 we had $24,932 in cash and cash equivalents. Cash used in operating activities during the nine months ending July 31, 2000 was $942,860, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

Cash used in investing activities reflects short term loans to GSI Canada in the amount of $1,455,814 plus a $200,000 payment for the cash portion of the master license agreement.

Cash provided from financing activities reflects $577,100 from sales of common stock during the private placement towards the end of 1999 plus advances through July 31 of $1,776,154 from Maxima Capital via GSI Canada, offset by the final settlement of our earlier obligation to GSI Canada for expenses paid on our behalf. The advances have enabled us to continue operating at the planned pace through September.

The result of all activities during the nine months ending July 31, 2000 was a net decrease of $325,087 in our cash position. From inception net cash used in operations has been $1,113,494. A total of $1,655,814 has been used in investing activities, while $2,794,239 has been provided by financing activities.

Cash requirements of about $900,000 are anticipated during our fourth fiscal quarter to October 31, 2000, including about $470,000 relating to the purchase of 35 Citycolumns and provision of services on the network of installations. Other spending to sustain operations is currently running at about $125,000 a month. The remaining accrued obligation under earlier consulting agreements associated with the financial structuring of the company is $25,000 to BBT Consulting Group and this will be discharged in September.

In September, we entered into formal loan arrangements with a group of existing investors. The total amount of these obligations is $2,393,013. The promissory notes have a maturity date of September 7, 2001, bear interest at the rate of prime plus two per cent and are convertible at any time at the sole discretion of the Company into a certain number of shares for each holder. If converted, interest on the notes is waived. In the event of conversion, the total number of Class B common shares to be issued from treasury would be 1,910,263.

With the additional funds received we continued to build up our New Media Division and by the end of July lent a total of $1,277,314 to GSI Canada in the form of special supplier financing. This financial assistance will enable GSI Canada to complete installations on schedule and activate broadcasting on the Ivanhoe network. Considered a direct benefit to GSI's global marketing program for our GSITV.COM, The Total Vision Network concept, it is anticipated that GSI Canada will eventually sell the network either in whole or in part to either an established media operator or to a new entrant. The funding will also enable GSI Canada to continue developing the business and distribution of our products and services in Europe via Groupe Solcom International, currently a 75% owned subsidiary of GSI Canada.


In the near term, we anticipate at least two private placements totaling about $1.5-1.8 million in order to raise additional funds required to sustain operations to at least January 2001. A portion of these funds will be used to fund GSI Canada for its next project, which is to install 50 Citycolumns by the end of December on certain properties managed by SITQ, a large Quebec-based real estate company.

We continue to seek additional sources of funding to sustain operations throughout the new year.

Product sales and distribution and provision of services

Under the master license acquired in October 1999 from our Canadian affiliate, GSI Technologies (3529363 Canada Inc.), we have access to some of the most advanced technology currently available in the field of electronic advertising and interactive information display. The term of the master license is 5 years to October 26, 2004 and is automatically renewable for another 5 years at the sole discretion of GSI. The cost was $800,000, $200,000 paid in cash in November 1999; the balance in 600,000 of GSI's common shares.

In addition to production capacity, through this continuing association with GSI Canada we also benefit from their ongoing research and development and the opportunity to broaden and enhance our product lines. All research and development continues to be conducted at GSI Canada and we have made no direct expenditures to date. Currently sharing facilities with us at Place Mercantile in Montreal, beginning in November GSI Canada's R & D Group will be located in the new Cite Multimedia in Old Montreal.

Through this association with GSI Canada, we are now able to offer a range of products designed around the concept of providing useful information and services in an attractive, convenient format to people in their everyday environments. These products include the interior or Citycolumn display units, the exterior or Novacolumn display units often referred to as "urban furniture" or "street furniture" in the language of the major North American and European media operators and advertisers; and the transit shelter or Servicolumn units. We also recently launched a new indoor product called Digicolumn specially for interior wall space applications and designed around plasma screen technology.

In addition to revenue from product sales, we anticipate revenue from our core services. We anticipate generating revenue from broadcasting beginning in October; in network management and maintenance starting in September; technical support starting in October; and creative services, principally in the form of message content, starting in October. We also anticipate revenue generation from special consulting contracts; as well as from the further sale of sub-licenses. We expect that, in certain cases, elements of the technology covered by the master license will be sold separately. The sale of a license for the complete GSI Multimedia Pack is anticipated for October.

The emphasis is now on ramping up our commercial operations and successfully marketing our products and services. The business model we continue to favor is marketing and selling our products to the existing media companies, rather than managing them ourselves and interfacing directly with retailers and other potential end users. We believe this provides the best route to rapid deployment of our products and services over the longer term. While our principal market in the area of advertising is mature and dominated by a relatively small number of large, well-developed media companies such as Pattison, JC Decaux, Outdoor Systems and Clear Channel, Adshel, and Eller Media, we believe that the opportunity exists to both supplant old, static forms of advertising signage and to increase exposure in terms of "viewers per day" at the street level. Pending a formal contract with at least one of the major media operators, our short term plan is to deploy our products via our affiliates and subsidiaries in prime territories and to sell advertising spots directly to end users.

Accordingly, the first sub-license was granted to GSI Canada on May 4 to distribute GSI's products nationwide in Canada. The price for the sub-license was $250,000, payable in ten annual installments of $25,000 each.

In line with our marketing plan for our first year of operations we have concentrated on the North American market focusing, particularly during the first three quarters, on significant opportunities identified in Canada. Our initial focus continues to be on the interior market. After a successful pilot project in a shopping center in South Shore Montreal, this was followed by a formal contract on May 5 between GSI Canada and Ivanhoe, a leader in the Canadian real estate industry, focusing on prime shopping centers located in urban areas. www.ivanhoe.ca. With headquarters in Montreal, Ivanhoe owns or shares in partnership approximately 24 million square feet of retail space in 51 malls located in Quebec, Ontario, and the U.S. It is also the majority shareholder in Cambridge Shopping Centers.

On June 2, GSI Canada placed a $595,000 order for 35 CityColumns accompanied by a deposit of 30% or $178,500. 60% or $357,000 was due on installation and was received on August 30. The balance of $59,500 is due by early October. 32 units have been installed to date. As broadcasting operations are launched and content is gradually added, this initial sale to GSI Canada will constitute a fully functioning model network, a showcase for our technology, and a new testing environment for both the broadcasting to the units and the maintenance of the units.

Another  significant  project has been  successfully  negotiated  by GSI Canada.
Maintaining our focus on the interior market, a Citycolumn prototype was installed in June in the Carrefour Trois-Rivieres, a shopping center in located in Trois-Rivieres, mid way between Montreal and Quebec City. Having successfully met expectations, GSI Canada signed a contract in September giving it the right to install and operate another 50 units on other properties managed by SITQ, one of the largest property managers in the province of Quebec and wholly owned by the Caisse de Depot, the provincial pension fund. Installations will commence in October with a planned completion date of December 31, 2000. This sale of one of our products to GSI Canada will generate an additional $850,000 in revenue to be followed by revenues from our ongoing services. GSI Canada is actively seeking an advertising media operator to participate in this transaction and to continue developing the Canadian indoor market.

Pending an agreement with a media operator, GSI Canada will continue to seek opportunities to make installations in Canada and to seek separate funding wherever possible. Other major shopping center owners and property managers such as Cadillac Fairview, and Oxford are being approached by GSI Canada.

Opportunities have also been identified in Europe. In August, Clear Channel International formally requested GSI to put a pilot project network of large LED screens and the relatively new variety of plasma screens using our broadcasting technology. The initial sites will be in France and Switzerland with broadcasting and the provision of creative services from the studio in Paris. A studio is also under development in Milan, Italy.

With the signing of a lease at the Sun City Trust building, our head office was transferred from Fort Lauderdale to Orlando in June and opportunities are being explored in the southern States. Depending on the availability of capital, a sales office may be opened in New York City later in the year to pursue other opportunities in the American market. Major urban centers and commercial shopping malls, theme parks, and airports will be targeted.

Product manufacturing and services

Building on the extensive network of affiliations and strategic alliances of our affiliated company in Canada, we are able to completely outsource the integration and production of our products. The prime contractor is HiTech Neon, currently the largest and longest operating subsidiary of GSI Canada with a forty year history in the sign business. This affiliated supplier is responsible for the production of the encasement modules either directly or via sub-contracting.

Subject to a competitive ordering process, computer hardware components are initially being supplied through the Lexton Group and networking and cabling services from ITS Service Interteck, both of which are also subsidiaries of GSI Canada. While all key suppliers have the required capacity to complete the planned production schedule, the continuing challenge is for HiTech Neon to meet accelerating demand. Additional manpower and space will be required to gear up to the planned production schedule. Labor relations at the HiTech Neon plant located in a suburb of Montreal are considered excellent.

Although we will eventually outsource the advertising services, our New Media Division will provide the content for GSITV.COM, The Total Vision Network. The development of the our New Media Division was recently enhanced with the acquisition of the assets and the joining of the employees of Cameleon Publicite. New Media currently numbers 9 employees with a projected 15 by the end of December.

As part of our strategy to grow and expand in the information technology and multimedia industries, we intend to pursue an aggressive mergers and acquisitions program. The program is designed to help us reach a critical mass of activity, to achieve substantial vertical integration and control over the production processes; as well as to create a strong financial underpinning for the continued development of our core business. Additional funding would be required in order to help finance acquisitions and capitalize on emerging opportunities.

                           PART II - OTHER INFORMATION

Item 1.  Legal proceedings
--------------------------

We are currently party to one proceeding initiated by another party, a Mr. Jacques Biron, against GSI Canada, GSI, our President, and others in the Superior Court of the Province of Quebec, District of Montreal. An amount of $98,766 in Canadian dollars has been claimed for our alleged failure to pay a commission and consequent damages relating to negotiations with GSI Canada for an acquisition. We have retained legal counsel in Montreal, Mr. Marc Cote of Labelle, Boudrault, Cote & Associates, who advises that, in his opinion, Mr. Biron's case against the company is without merit; that he has no right in law to sue GSI Technologies USA Inc.


Item 2. Changes to authorized shareholders' capital
---------------------------------------------------

The Board of director has approved the cancellation of the Corporation's 5,000,000 Class A common stock. An amendment to the articles of incorporation will be filed with the State of Delaware by the end of the year.


Item 3.  Defaults upon senior securities
----------------------------------------

None.

Item 4.  Submission of matters to vote of security holders
----------------------------------------------------------

None.

Item 5.  Other information
--------------------------
None.


Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------


The following exhibits are contained in this 10-QSB:

    Exhibit No:         Description
    -----------         -----------

        27              Financial Data Schedule




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 14, 2000     GSI TECHNOLOGIES USA INC.


                               By:   /s/  James A. Hone
                                     --------------------------------
                                        James A. Hone
                                        Senior Vice President Administration,
                                        Chief Financial Officer