Form 10QSB/A
period 2000-07-31
GSI TECHNOLOGIES USA INC /DE
filed 2000-09-25
CIK 1105862

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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

                                        GSI TECHNOLOGIES USA, INC.
                                   (A COMPANY IN THE DEVELOPMENT STAGE)
                                NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                                (Unaudited)

                                               July 31, 2000
NOTE 5 - RELATED PARTY TRANSACTIONS

     During the nine months ended July 31, 2000, the Company has received advances from shareholders, including affiliated parties, in the amount of $1,776,154. These advances have enabled the company to continue to operate at its planned pace. These funds were, in turn, advanced to GSI Canada, an affiliate of the company, to further invest and develop the business.

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

Cash provided from financing activities reflects $577,100 from sales of common stock during the private placement towards the end of 1999 plus advances through July 31 of $1,776,154 from shareholders, including affiliated parties, offset by the final settlement of our earlier obligation to GSI Canada for expenses paid on our behalf. The advances have enabled us to continue operating at the planned pace through September.

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

Dated:  September 25, 2000     GSI TECHNOLOGIES USA INC.


                               By:   /s/  James A. Hone
                                     --------------------------------
                                        James A. Hone
                                        Senior Vice President Administration,
                                        Chief Financial Officer