Form 10KSB
period 2000-10-31
GSI TECHNOLOGIES USA INC /DE
filed 2001-01-29
CIK 1105862

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended October 31, 2000

     Commission File No. 333-30474

                            GSI TECHNOLOGIES USA INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                      65-0902449
    -------------------------------- ---------------------------------
    (State or other jurisdiction of   (I.R.S. Employer Identification
     Incorporation or organization)    Number)

                     2001 McGill College Avenue, Suite 1310
                            Montreal, Quebec H3A 1G1
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code (514)-940-5262

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                Class B Common Stock (Par Value $.001 per share)
                ------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 1II of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The Registrant's revenues for its most recent fiscal year were  $596,409

The aggregate market value for the voting and non-voting common equity held by non-affiliates on October 31, 2000 was approximately $10,585,462. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The total number of shares of Class B Common Stock outstanding on October 31,2000 was 20,543,636.

                                     PART I

     The Form 10-KSB contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of a number of factors which are not within the Registrant's control.


ITEM 1.   Description of Business

(a)      Organization

     GSI Technologies USA Inc. ("GSI") is a Delaware corporation, originally established in July 1998 as I.B.C. Corporation. Following a change of control to the current principal shareholders and the creation of a new business plan, we acquired an exclusive worldwide license from GSI Technologies ("GSI Canada") relating to a unique technology in the field of electronic commercial advertising. The license includes proprietary software, hardware, and broadcasting systems enabling users to transmit and receive full-motion video, graphics, along with compressed or uncompressed audio on any kind of display units, whether mobile or static, indoor or outdoor. The technology offers users remote control through telephone lines, LANs, the internet, wireless systems, cell phones, global systems for mobile telecommunications, or GSMs, fiber optics and short waves. GSI also acquired broadcasting server technology from GSI Canada.

     GSI participates in the information technology industry, specializing in broadcasting solutions principally for media operators, advertisers and others seeking to reach the greatest number of "viewers per day" at the street level. Street level advertising is the strategic placement of signage so they are readily visible to pedestrians and motorists. In addition to addressing potential consumers in busy urban and suburban settings, public service messages can also be conveyed using our technology.

     Based upon our knowledge of the industry, we believe the potential market for which GSI intends to sell its products is large with opportunities for growth. The advertising industry, for example, is always looking for new ways to reach consumers. Having acquired our license from GSI Canada, we believe we are now able to respond to their needs as well as those of other industries. Whereas traditional media groups such as television, radio, and newspapers used to specialize in their respective activities, as reflected below, our research shows that there is a clear pattern of them utilizing newly developed electronic media in order to maintain and extend their reaching power.

Historical background

     A predecessor entity called Groupe Solcom was founded in 1995 by a group of individuals experienced in the advertising and retail industries. The primary goal of the Montreal-based R&D firm was to find ways of channeling commercial messages to a wider range of viewers in a structured and targeted method via electronic remotely-controlled screens. Originally serving the casino and stadium industries, Groupe Solcom soon identified diverse locations across North America in which to successfully install, manage and remotely control automated display systems. From 1996 through September 1998, Group Solcom controlled and operated large electronic signs in Vancouver, Edmonton, Toronto, Montreal, Las Vegas, and Mississippi.

     With the rapid evolution of electronic sign capabilities via full video broadcast signals, media companies were beginning to seek new ways of transferring images and information from remote stations to signs in a compressed and secure environment. Effectively using the Internet was the logical solution. In order to respond expeditiously to market trends and to concentrate all its resources in the completion of a fully integrated software-hardware package, Group Solcom next applied for advantageous governmental grants available in the area of multimedia R&D. As a result, in

     September 1998, GSI Canada was incorporated in order to qualify for and receive a CDTI Cite du Multimedia research license. Cite du Multimedia is a major provincial government-sponsored project in Montreal designed to bring together in the same location companies working in the information and communications technology field. The government subsidy is an exclusive twelve-year program of incentives that includes a subsidy of up to 40% of the salaries of research & development personnel (within individual limits), up to 40% subsidy of the capital cost for specialized R & D equipment, as well as other Federal tax credits and exemptions. From 1998 to 2000, in accordance with its strategic plan of vertical integration, GSI Canada made three acquisitions. Vertical integration has facilitated and accelerated the process of providing a complete turnkey solution to its target market, the media operators. These acquisitions included Lexton Group, Hi Tech Neon and ITS Services Inter-Teck.

     In June 1999, with a view to financing the enterprise and eventually going public, the owners of GSI Canada founded GSI Technologies USA Inc, a Delaware incorporated company. GSI is headquartered in Orlando, Florida. By August 1999, the preliminary testing of the basic server system and software package were completed, and in October 1999, GSI Canada granted GSI an exclusive master license to market and commercialize its technology. In October 1999, we successfully completed a private placement of $1,000,000 under SEC Rule 504. On February 15, 2000, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. On August 3, 2000, we filed Form 8A to become a reporting company, and on September 13, 2000, began trading on the NASD over-the-counter bulletin board under the symbol GSITB.

     Since February 2000 to date, the GSI raised funds in the amount of $3,7 million via a series of small private placements, through the exercise of warrants by existing shareholders, and through shareholder advances and advances from a commercial bank.

     On November 20, 2000 GSI's Board of Directors approved, then publicly announced, its intention to complete an amalgamation with GSI Canada. The amalgamation is expected to include HiTech Neon, ITS Services Inter-Teck, and Groupe Solcom International France S.A.S. ("GSI France"), all subsidiaries of GSI Canada.


The technology

     The basic technological advance achieved by GSI Canada and available to us by way of the master licensing agreement is the successful integration of various hardware components and specialty software for the transmission of broadcast signals in real time. Using our GSI Multimedia Pack software which is described below, we have the unique capability to broadcast from a central server to full video screens in remote locations anywhere in the world. The system is capable of updating pinpoint information virtually in real time by way of video compressing systems and other fully automated software systems.

     By utilizing our products and services, media and advertisers will have an improved way of reaching consumers right in their daily out-of-home environment, especially in suburban shopping malls and the downtown cores where thousands of people circulate daily as pedestrians, as motorists or as they use public transportation going to and from work or to shop.

Hardware

     To achieve its sales goals, GSI is commercializing products such as Citycolumn, Digicolumn, E-Column, and Skycolumn. These products can all be marketed directly by GSI to end-users or via sub-licensing agreements with media operators which are described below.

     GSI's objective is to offer the possibility of what we call GSITV.COM, The Total Vision Network, linking large numbers of installations of our products in various locations. Animated advertising displays and information of public interest can be efficiently and economically managed from strategically placed servers in central locations. The content broadcast on the network will be continuously updated. For optimal exposure, the content will consist of a three minute loop divided into eighteen segments of ten seconds each. Besides advertising, these segments will include messages of public interest issued by our newsroom, drawing on the technical support of our control room. For example, six of the segments can be dedicated to local advertising while the other twelve are made available for regional or national advertising and the messages of public interest. The involvement of radio and television networks is being sought for this part of the network's offering.

(b)      Products

Software

     GSI's software is the cornerstone of its broadcasting solution, providing a modern, economic alternative to static advertising media and an improved means of attracting the attention of pedestrians and motorists in high-traffic locations. This broadcast-enabling software, coupled with integrated hardware solutions, clearly distinguishes the Company from traditional static content providers. The GSI Multimedia Pack which enables virtually real time broadcasting consists of three sub-packs, each with its own applications, enabling users to schedule and send content to any number of display units and then to play it. The key advantage is that it enables intensive, pinpoint advertising campaigns and efficient changes to the content. Through this software the Company is able to effectively monitor and transmit up-to-the-minute news and commercials directly to each screen location. Demographic criteria such as average age, population size, gender, language, and nationality can be programmed for each screen. Consequently, GSI is able to provide its advertisers or strategic partners with a complete advertising campaign package. All together, the GSI Multimedia Pack consists of five applications. Innovative applications include: database graphical user interface
(GUI), schedule manager, billing manager, file transfer manager and the multimedia player. The broadcasting servers are currently located in Montreal at GSI's principal business office. A broadcasting hub will be built in the Cite du Multimedia in Old Montreal.

Hardware

     To effectively demonstrate the power of its broadcasting capability and the software that drives it, GSI has developed an array of actual and potential hardware applications. Designed, assembled and integrated in various forms and shapes suited for the precise out-of-home environment, GSI's know-how is constituted in the products we are currently commercializing such as Citycolumn, E-Column, Skycolumn, and Digicolumn, the latter two being the simplest of the units using LED and plasma screens. Other variants are under development. Customized user requirements can also be met. A key element of GSI's total media solution and market development strategy, the display units typically incorporate television screens, plasma screens, computer components and heating, ventilation, and control systems that are purchased from various suppliers. The design of the units truly differentiates the Company's solution from traditional static billboards, attracting and retaining viewers for longer periods of time. A brief description is found below of the different hardware alternatives offered by GSI.

Citycolumn

     Citycolumn is an interior display unit or kiosk consisting of three television screens 36" wide. Full-size video, 3D animations and stereo sound can be broadcast on these units and they can be remotely controlled and reprogrammed via GSI's software from anywhere in the world. Adding a remote control unit can also extend Citycolumn's capabilities by providing advertisers with interactivity. The combination of video and computer digital displays makes changing commercials almost instantaneous, allowing for short advertising campaigns, special promotions, and the latest news headlines. In addition to the animated display there are two backlit display panels 28" wide and 40" high. Other features of the interactive kiosk include a tactile menu on a 15" tactile screen, promotional windows for advertisers as well as directories and location maps.

Digicolumn

     Part of the "high-tech" generation of communications products it has flat plasma-screens, having the same features and programming capabilities as the Company's Citycolumn unit. Plasma screens with a 50" diagonal width and only 3.5" deep, provide added image quality and purity of color. This screen can be installed in virtually any indoor location, effectively rendering all wall-space a potential advertising medium.


Skycolumn

     Skycolumn is a giant outdoor screen, capable of transmitting video images from a server located anywhere in the world. Potential installation sites include airports, sport stadiums, and large expressways.

E-Column

     E-column is an internet-enabled information kiosk that will provide consumers with animated information on products and services, and facilitate transactions such as express check out and event ticket purchases. Potential installations sites include high traffic areas such as airports, hotels, conference halls and large warehouse stores.

Novacolumn

     In the category of what major advertisers call "urban furniture" or "street furniture," Novacolumn, is designed for outdoor displays and meeting the requirements of traditional advertisers. Via a single projector and providing a field of view of from 5 to 300 feet, the main display side features a large screen 36" wide by 42" high, the dimensions of a regular advertising poster. The other two sides include space for static backlit posters. This kiosk can be remotely controlled and reprogrammed via GSI's software. As with Citycolumn, the combination of video and computer digital display makes changing commercials almost instantaneous, allowing for short advertising campaigns, special promotions, and the latest headlines. Adding a remote control unit can also extend Novacolumn's capabilities, providing advertisers with interactive applications. For instance, the Novacolumn can be made to control another potential product offering, the interactive parking meter. Novacolumn's specifications include sturdy, composite materials and each unit is molded in sections. Providing climate control for installations in environments that will periodically experience extreme weather conditions, including hot and/or cold, Novacolumn is equipped with a CEMU or computerized environmental management unit.

Servicolumn

     Servicolumn is a customized, outdoor, self-contained unit that is designed to be incorporated in the display portion of transit shelters. GSI's aim for this unit is to replace the static backlit display in the offerings of other manufacturers. 24" in depth, on one side will be a 36" X 48" display of animated content and on the other side pedestrians and public transportation users will have access to a 14" touch-screen, a smart card reader, and a wireless phone providing informational content, transactional functions and access to emergency or information phone numbers.

(c)      Industry


Out-of-Home Advertising Industry

     The out-of-home advertising industry encompasses media such as billboard advertising, transit advertising, stadium signage, urban buildings, and other distinctive forms of advertising that reach individuals outside of their domestic residences. The industry constitutes all types of advertising and is currently undergoing notable transformations. The key participants in the industry are the large media operators who seek to optimize the number of people exposed to advertising and enhance their rates of retention. The primary opportunity in out-of-home advertising stems from the fact that large audiences are available and can be reached by less expensive forms of media than radio, and the press. Industry analysts expect traditional approaches to advertising to give way to more creative solutions using new technologies. Many of the limitations associated with traditional out-of-home advertising approaches will disappear, yielding to multimedia-based approaches. Digital display product systems will provide advertisers with a new forum by which they are able to more profoundly impact their target audience. Thus the growth in deployment of interactive electronic display products is expected to continue at an accelerating rate.

Industry Overview

     According to the latest edition of Advertising Expenditure Forecasts published by Zenith Media, global advertising expenditure is projected to have increased by 8% to $332 billion in 2000. Spending in North America and Europe, the two regions targeted by the Company, is estimated to have grown at 8% to $233 billion, or approximately 70% of global spending.

     From the same data source, spending in North America by advertising medium in 2000 comprised:


Advertising                $ Spent                   % of
Medium                     (Billions)                Total
-----------------------------------------------------------
Television                 53.9                      38.6
Newspapers                 48.1                      34.4
Radio                      18.1                      13.0
Magazines                  16.8                      12.0
Outdoor                     2.6                       1.9
Cinema                      0.1                       0.1
-----------------------------------------------------------
Total                     139.6                     100.0



     According to Zenith Media, advertising spending in North America and Europe is projected to increase to $273 billion by 2003, a compound annual growth rate of 5.5 %.

     While television's relative position has been maintained, advances in technology now enable the consumer to select from more than 500 television channels at home. Many of these are specialized channels and pay television that do not broadcast advertising. Broadcasters are not able to reach the same number of in-home "viewers per day" as they used to. To maintain and increase reach, it has become strategically imperative for the advertisers and advertising agencies to seek other out-of-home possibilities. Mainly through mergers and acquisitions, media companies are now increasingly able to offer advertisers a variety of multimedia-based approaches. Clear Channel Corporation is in the forefront.

     GSI believes that significant potential exists in the indoor sector of the market in particular. Unlike the outdoor sector which depends to a large extent on the approval of municipal authorities for the use of public sites, the indoor environment is inherently more hospitable, both from an environmental standpoint and due to the private ownership characteristic. Media operators are actively seeking to penetrate the indoor advertising market which is largely untapped and still in an embryonic stage of development. Shopping centers and office buildings offer excellent opportunities. Information about the shopping center industry was obtained from Scope 1999 from the website www.icsc.org of the ICSC. According to the National Research Bureau, there was a total of 43,600 shopping centers in the United States in 1998, an increase of 1.7% from 1997. Retail sales in shopping centers increased by 5.0% to $1,044.6 billion, representing 51% of total retail sales in the country, excluding auto dealer sales. In a typical month, 189 million adults shop at shopping centers and 94% of the population over 18 years of age. Similarly, in Canada, there were 4,298 shopping centers in Canada by the end of 1998, generating $94.2 billion in retail sales.

     Media operators generally negotiate with the owners of public and private property sites suitable for advertising campaigns. Clear Channel Communications, an American multinational, is the largest in the world, operating over 550,000 display faces in 40 countries. It has erected over 700,000 out-of-home signs over a span of 28 years. Clear Channel's direct competitor is JC Decaux, a French multinational with extensive U.S. operations, which has deployed 160,000 backlit advertising panels and 205,000 units of urban furniture worldwide. Outdoor Systems is also a major operator in the out-of-home industry, having deployed its urban furniture products in 90 U.S. metropolitan regions and 13 Canadian cities.

     Through our research and from our direct contacts with these dominant media operators, we have confirmed that they are actively seeking multimedia-based approaches to complement and enhance their traditional urban furniture products and to accelerate growth. In addition, national, regional, and local advertisers are expected to be more and more interested in the unique benefits offered by digital networks.

     One clear trend in the out-of-home advertising industry is the consolidation of media operators as they seek to strengthen their national coverage and expand their network of installations. Leading industry players such as Clear Channel, TDI, Outdoor Systems and JC Decaux are primarily driving the trend of consolidation throughout the industry.

(d)  Patents and trademarks

Intellectual property

     GSI has acquired an exclusive worldwide license from GSI Canada, which has proprietary rights on the software required to operate the system. These rights are governed and protected by applicable commercial law. GSI intends to take all reasonable and practicable steps to obtain patent and trademark protection, when available, to protect its rights to the licensed technology. Our legal advisors specializing in trademarks are in the process of filing trademark applications for the following brand names used by the Company in the United States and
Canada:   Citycolumn;   Novacolumn;   GSI  Multimedia  Pack;  GSI  Technologies;
GSITV.COM.



(e)  Market Development


     A key element of GSI's strategy is to establish relationships and alliances to assist in marketing, selling, and deploying its electronic urban furniture. We believe that strong global alliances are expected to achieve solid market penetration and to package and bundle turnkey solutions for customers. We are pursuing strategic alliances with the following companies:


     Clear Channel International ("CCI"): Based in the UK, it is part of Clear Channel Communications, one of the largest media companies in the world whose key subsidiaries and divisions include: Adshel, More Group, and Eller Media. The association with a major media operator such as Clear Channel further strengthens GSI's attempt to gain more international exposure. We expect to provide Adshel, whose research center is located in London, with access to GSI's unique broadcasting technology and integrated advertising solution enabling remotely controlled updates, more targeted content and digital quality that encompasses interactive services to be provided on advertising display products. A master software access agreement is currently under negotiation. Adshel is Clear Channel's global urban furniture brand. Seeking to expand in the electronic advertising domain, we believe we are the ideal solution provider. According to the agreement being negotiated, GSI would provide CCI with continuous access to its software and related hardware for each project developed by CCI on an international basis. At this stage, however, no guarantee can be made that a contract will be formalized or that we will receive any revenues from this source.

     Barco: Headquartered in Kuurne, Belgium, Barco operates six major lines of business: Projection, Display Systems, Automation, Machine Vision, Graphics and Communications. BARCO Projection Systems is an ISO 9001 registered world leader, developing and manufacturing large screen projection systems for a broad range of applications, entertainment, presentations, training, process control, and simulation. GSI, Adshel, and Barco have collaborated in pilot projects in Europe. Barco Daylight Display Systems USA and GSI Canada are currently negotiating a strategic alliance to pursue opportunities in the Canadian outdoor advertising market in which GSI Canada would become an exclusive distributor of their products in Canada. At this stage, however, no guarantee can be made that a contract will be formalized or that we will receive any revenues from this source.

     Canada Payphone Corporation ("CPC"): this planned alliance with the leading Canadian competitive payphone service provider, in which AT&T Canada is a major shareholder, is expected to take the form of a joint venture. CPC holds the Canadian rights from Elcotel to an interactive full video payphone system, named Grapevine, as well as an Internet kiosk with a smart card reader called "PIK". There are 5,000 units planned to be deployed with full video advertising screens by the end of 2001. A joint venture approach using the AT&T branding is expected to enable the firms to more effectively integrate the sales of their display products, interactive payphones, and Internet kiosks, all driven by GSI's remote broadcasting and network management services. It is anticipated that GSI would integrate its network of products with the grapevine interactive pay phone network and that CPC would deploy the Internet kiosk on GSI's Citycolumn network with a target of approximately 250 installations by the end of 2001. GSI and CPC expect to also jointly develop the hotel market providing Internet access in hotel rooms. This would provide another outlet to broadcast information. At this stage, however, no guarantee can be made that a contract will be formalized or that we will receive any revenues from this source.

     Successful pilot projects demonstrating the power of animated advertising on attractive display products have already lead to contracts with leading Canadian real estate operators such as Ivanhoe, SITQ, and Toulon. We believe these three pilot projects should enable us to attract at least one of the world's leading media operators and lead to the rapid expansion of the network.

     Other pilot projects have been completed in Europe to demonstrate GSI's technology. A significant breakthrough occurred in November when the Company helped Adshel, a division of Clear Channel International, secure a contract from the city of Nantes, the sixth largest city in France. Using GSI's technology during the pilot project, Adshel was able to displace JC Decaux, winning a 170 million French franc deal to install 2,100 pieces of its own Adshel brand of urban furniture, including 783 transit-shelters, 257 plasma display columns, and 60 sign faces each measuring 8 square meters in dimension. Adshel's new brand of urban furniture will replace the existing, outdated furniture. Deployment will be implemented from October 2001 to March 2002. The difference in Adshel's favor was its ability, by utilizing GSI's technology, to present attractive new information technology features and interactivity via a single server transmitting video images to electronic screens, 12 plasma screens and 7 giant LED screens. GSI's broadcasting technology provided the edge.

(f)      Customer Service and Technical Support

     Our Technology Integration Group is responsible for providing these services. At this stage of our development we access the personnel, technical and equipment resources of GSI Canada and its subsidiaries in support of existing installations.


         (g)  Manufacturing, Assembling and Distribution

     We currently source our products from HiTech Neon, a wholly owned subsidiary of GSI Canada and located in Montreal, Quebec. As our prime contractor, they are also responsible for installations.

         (h)  Research and Development

     Based upon our continuing assessment of the potential applications for our technology in the market place, concepts are researched and developed by our Technology Integration Group. Research and development is a cornerstone of GSI's business plan and fundamental for continued success. Headed by Mr. Michel Laplante, the Advanced Research and Technology Group is responsible for the integration of hardware and software, and our core broadcasting and network management services. Comprised of resources from the R&D, manufacturing, networking, and e-commerce development departments of GSI Canada, the group's focus is on the design, development and delivery of our core products and services. Since its inception, GSI Canada has invested a total of $1.2 million in R & D and will recoup a total of $400,000 in tax credits under governmental programs like "Les Centres de Developpement des Technologies de' l'Information" ("CDTI") of which the Cite du Multimedia in Old Montreal is the best known example. $780,000 was spent in the year ending October 31, 2000, with $290,000 in government support in the form of tax credits. Similar spending is anticipated in 2001. GSI will be the direct beneficiary of any developments.

     Our  primary  asset  is the  commercial  rights  to  intellectual  property relating to GSI Canada's broadcast-enabling software platform known as the GSI Multimedia Pack. The technical know-how required to effectively integrate computer components, various types of screens, environmental management technology, and networking is another essential element for the management, maintenance, and continuous upgrading of the network. Having created its existing platform, GSI Canada continues to invest heavily in its R&D Department and in recruiting engineers, technicians and software programmers required for ongoing enhancements and expansion. The R & D Department currently numbers 13, made up of 3 engineers, 3 technicians, 5 computer programmers and 2 directors. Early in 2001, the R&D Department will relocate to the recently constructed Cite du Multimedia in Old Montreal.

     To meet market expectations, our display products reflect both aesthetic qualities and technical sophistication. Driven by powerful multimedia software, the essential technical breakthrough is the Java scripted broadcast-enabling software that enables the remote control programming of each display product individually and as part of a network. As the network grows, this platform, called the GSI Multimedia Pack, will be progressively upgraded, incorporating other interactivity enhancing features and the network's inherent E-Commerce potential.

         (i)      Competition

     The media industry is highly competitive. It encompasses broadcast and cable television, the Internet, radio, magazines, newspapers, traditional billboards and direct mail marketers. Operators compete in the out-of-home environment in locations such as highways, shopping centers and malls, airports, stadiums, movie theatres and supermarkets; as well as in transit shelters, and in taxis, trains, buses and subways. The out-of-home advertising industry is attracting numerous alternative media products, many of which will be direct competitors. Although the existing major media operators such as Clear Channel, JC Decaux, TDI and Outdoor Systems could become significant clients, they could also decide to develop their interactive display products and become competitors.

     Other firms are currently placing electronic-type display products in various locations such as retail outlets, elevators, airports and subways. Next Generation Network (NGN) is emerging within the US market having installed over 6,500 electronic billboards in locations throughout the United States. NGN's network infrastructure has attracted the attention of many industry analysts and is considered the influential source driving change in the out-of-home advertising sector. Other competitors include Fred Systems Ltd. of Waterloo, Canada, New York-based Golden Screen Interactive Technologies and Montreal-based Digital Advertising Network ("DAN"), Vert Intelligent Displays of Summerville, Massachusetts, Clarity Visual Systems of Willsonville, Oregon and Pioneer Electronic Corporation of Tokyo, Japan.

     We believe GSI's proprietary software, complete with the unique design of our urban furniture and display products, gives us a competitive advantage over our competition. We expect to command a competitive advantage through the remote management and integration of a large network, and the ability to offer media operators professionally animated advertisements along with effective configuration know-how for the display products. We envisage the potential to create an extensive network of remotely controlled display products. These display products will be further enhanced into kiosks, providing viewers with the ability to access the Internet, perform ATM transactions, place telephone calls with a credit card, and acquaint themselves with public services messages.


         (j)  Human Resources

     At October 31, 2000, GSI had 6 direct employees consisting of 3 executives and 3 in sales and marketing. Personnel resources were also utilized from GSI Canada in technology integration, new media and network operations and in finance and administration.

(k)      Funding Operations

     Financing activities during the year include the remaining $577,100 from the $1,000,000 offering commenced in October 1999, $303,420 from sales of common stock in private placements, and $158,690 from the exercise of warrants plus advances through October 31 of $2,772,599 from various shareholders and affiliated parties.

(l)      Debt

     In September, we entered into formal loan arrangements with a group of existing investors. At October 31, 2000, the total amount of these obligations, including $45,121 in interest, is $2,817,720. The promissory notes have a maturity date of September 7, 2001, bear interest at the rate of prime plus two per cent and are convertible at any time at the sole discretion of the Company into a certain number of shares for each holder. If converted, interest on the notes is waived. In the event of conversion, the total number of Class B common shares to be issued from treasury would be 2,121,671.

ITEM 2.   Description of Property

     We own no real estate. Effective January 6, 2000, GSI entered into a new lease with 2849-3930 Quebec Inc represented by SITQ Inc for a term of 4 years, with an option to renew for an additional 5 years. The premises comprise 7,899 square feet of office space at 2001 McGill College Avenue, Suite 1310, Montreal, (Quebec) H3A 1G1 and is the Company's principle place of business. The annual minimum rental is $92,902.


     Effective June 16, 2000, GSI also entered into a new lease with Suntrust Center L.L.C. for a term of 5 years. The premises comprise 2,231 square feet of office space at 200 South Orange Avenue, Suite 2150, Orlando, Florida, 32801 and is the Company's head office. The annual minimum rental is $55,775.


ITEM 3.   Legal Proceedings

     On December 15, 2000, we signed an agreement with the Quebec Securities Commission to conform to filing requirements for any sales of shares to residents of the Province. Our President also agreed that the sale of any shares directly by himself or shares owned by companies in which he has an interest would be in conformity with the filing requirements in the jurisdiction of Quebec.

     We are currently party to one proceeding initiated by another party, a Mr. Jacques Biron, against GSI Canada, GSI, our President, and others in the Superior Court of the Province of Quebec, District of Montreal. An amount of $98,766 in Canadian dollars has been claimed for our alleged failure to pay a commission and consequent damages relating to negotiations with GSI Canada for an acquisition. We have retained legal counsel in Montreal, Mr. Marc Cote of Labelle, Boudrault, Cote & Associates, who advises that, in his opinion, Mr. Biron's case against the company is without merit and that he has no right in law to sue GSI Technologies USA Inc. Mr.Cote is one of our directors.


ITEM 4.   Submission of Matters to a Vote of Security Holders

         None


                                     PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters

     (a)  Market for Common Stock

     Our Common Stock has traded in the over-the-counter market on the "OTC Bulletin Board" since September 13, 2000 under the symbol GSITB. The quotations below from www.OTCBB.com/Nasdaq Trading & Market Services represents the high and low, closing bid and asked prices, by quarters, since that date. These do not include retail markups, markdowns or commissions. Nor do they represent actual transactions.


                                          Bid Prices          Asked Prices

                                       High       Low       High       Low
                                       -----------------------------------------

2000

September 13 through October 31     $  3.65625  1.375     3.8125      1.4375



     On January 24, 2001, closing bid and asked prices of the Common Stock on the OTC Bulletin Board were $0.68 and $0.78125 per share, respectively. On that date, there were approximately 333 holders of record of the Common Stock.


     (b)  Recent Sales of Unregistered Securities

     During the year ending October 31, 2000, we have made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, or as otherwise indicated herein.

     September 25, 2000; $75,000 from a private placement for a total of 75,000 shares at a price of $1.00 per share.

     October 20, 2000; $228,420 from 2 private placements of units at a price of $1.80 per unit and comprising a total of 126,900 shares plus a total of 63,450 warrants at an exercise price of $2.25.


     (c) Issuance of warrants

     The following issuance of warrants was also authorized by the Board of Directors during the year ending October 31, 2000 as detailed below:

     500,000 warrants with an exercise price of $1.10 to January 31, 2002 to the president of GSI as per an employment contract entered into October 29, 1999.

     50,000 warrants with an exercise price of $1.10 to January 31, 2002 to the chief financial officer of GSI as per an employment contract entered into October 29, 1999.


(d) Cancellation of Class A Shares

     On August 1, 2000, the Board of Directors resolved that all 5,000,000 of the Corporation's Class A authorized and unissued shares be cancelled and the by-laws of the Corporation be amended and the appropriate filing with the State of Delaware be made. This will be completed early in 2001.


(e) Grant of stock options

     On August 1, 2000 the Board of Directors approved a Long Term Incentive Plan. Under the plan, stock options were approved for the directors, officers, and certain key employees of GSI and its affiliates; as well as for certain consultants to GSI. The initial design of the plan reflects the issuance of "Nonqualified Stock Options." A maximum of 10% of the authorized capital of the Corporation, being equivalent to a total of 5,500,000 Class B common shares, was reserved and available for distribution pursuant to the terms of the plan. Nonqualified Stock Options to purchase a total of up to 3,000,000 Class B common shares of GSI at a price of $2.00 per share were to be granted to certain employees and other eligible individuals, as determined by the Chief Executive Officer. One-third will vest on December 18, 2000; a following one-third will vest on December 18, 2001; the remaining one-third will vest on December 18, 2002. The stock options expire seven years from the date of the grant. Further grants may be made periodically at an exercise price not less than the closing price on the day prior to the date of the grant. On November 20, 2000, the Board of Directors approved a re-granting of the options at an exercise price of $1.25.


ITEM 6.  Management's Discussion and Analysis or Plan of Operation

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of a number of factors which are not within the Registrant's control.


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

Results from operations

12 months ending October 31, 2000 and 1999

     We are still in the development phase after starting up in 1999. The loss for the twelve months ending October 31, 2000 was $1,325,466 or $.0658 per share compared with a loss of $258,639 or $.0418 per share for the same period in 1999. The accumulated deficit to date during the development phase was $1,584,105 or $.1393 per share.


Revenues

     Total revenues of $596,409 were generated from sales of products and services and a sub-license. In addition to revenues from the sale of the first 35 Citycolumns to GSI Canada, $12,500 in revenues have also been recognized from the sale of a single sub-license for the territory of Canada in May 2000. The price for the sub-license was $250,000 payable over 10 years.

Cost of revenues and direct operating costs

     According to the master license agreement with GSI Canada, we owe 60% of the price of any sub-license we sell to a new licensee and this amount is payable to GSI Canada by the end of the calendar quarter in which the sub-license is granted. Along with the cost of the 35 Citycolumns, $7,500 in direct operating cost to date relates to the sub-license sold to GSI Canada in its particular role as sub-licensee for the entire territory of Canada.

Operating expenses

     During the twelve months ended October 31,2000, we incurred $1,484,098 in operating expenses versus $258,639 in the same period in 1999; including $209,739 in marketing expenses, management and administrative fees of $506,722, salaries and related costs of $99,825, $30,342 in financing expense, $42,044 in professional fees, $304,642 in consulting, $114,313 for the rents on our Florida and Montreal offices, $95,455 in depreciation and amortization, $9,529 for travel, and $71,482 in other selling, general and administrative expenses.

Other income

     During the twelve months ending October 31, 2000, $76,760 in interest was earned mainly on the outstanding loan to GSI Canada while $45,121 in expense was incurred principally on loans from shareholders and affiliated parties. No interest was earned or incurred in the same periods in 1999.

Liquidity and capital resources

     At October 31, 2000 we had $4,404 in cash. Cash used in operating activities during the twelve months ending October 31, 2000 was $834,851, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash used in investing activities reflects short term loans to GSI Canada in the amount of $2,982,198, a loan of $20,028 to Groupe Solcom International France, plus purchases of property and equipment of $41,066.

     Cash provided from financing activities reflects $1,039,210 from the balance of $577,100 received in November and December, 1999 from sales of common stock in the offering which began in October 1999, private placements in September, 2000 and October, 2000, the exercise of warrants in September, 2000 and October, 2000; as well as advances through October 31 of $2,772,599 from various shareholders and affiliated parties offset by the settlement of an earlier note payable to GSI Canada in the total amount of $279,667.

     In September, we entered into formal loan arrangements with a group of existing investors. At October 31, 2000, the total amount of these obligations, including interest, is $2,817,720. The promissory notes have a maturity date of September 7, 2001, bear interest at the rate of prime plus two per cent and are convertible at any time at the sole discretion of the Company into a certain number of shares for each holder. If converted, interest on the notes is waived. In the event of conversion, the total number of Class B common shares to be issued from treasury would be 2,121,671. The advances enabled us to continue operating at the planned pace through October.

     The result of all activities during the twelve months ending October 31, 2000 was a net decrease of $345,615 in our cash position. From inception, net cash used in operations has been $1,005,484. A total of $3,043,292 has been used in investing activities, while $4,052,794 has been provided by financing activities, including $1,480,195 from sales of common stock.


     We completed three private placements during the fourth quarter, generating $303,420 in additional capital. A private placement of $100,000 was also completed in November. Warrants exercised during the fourth quarter provided a total of $158,690 in funding.

     With the additional funds received we continued to build up our New Media Division and by the end of October had also lent a total of $2,982,198 to GSI Canada in the form of special supplier financing. This financial assistance enabled GSI Canada and its subsidiaries to complete installations on schedule and activate broadcasting on the Ivanhoe network. Considered a direct benefit to GSI's global marketing program for our GSITV.COM, The Total Vision Network concept, it is anticipated that GSI Canada will eventually sell the network either in whole or in part to an established media operator. The funding will also enable GSI Canada to maintain its R & D plan and to continue developing the business and distribution of our products and services in Europe via Groupe Solcom International, currently a 75% owned French subsidiary of GSI Canada.

     Cash requirements of about $400,000 are anticipated during our next fiscal quarter to January 31, 2001 as spending to sustain operations is currently running at about $125,000 a month.

     GSI Canada requires funding for its next project, which is to install 50 Citycolumns on certain properties managed by SITQ, a large Quebec-based real estate company. This must be obtained either independently or through GSI. We also continue to seek additional sources of funding to sustain operations on a longer term basis. On October 16 we engaged CIBC Investment banking to assist us in the raising of funds required to continue with our business plan. As part of their mandate, they are also assisting us with the amalgamation of GSI Canada which has been approved by the Board of Directors of each Company and which we announced on November 28, 2000. Units of GSI Canada not contributing directly to our core business will have been divested or will be in process of divestiture prior to the completion of the transaction. Following an evaluation and fairness opinion, if deemed appropriate by our advisors, the proposal will be submitted to our shareholders for approval. We expect this to be completed in February, 2001.

     Pending closing a longer term financing transaction in April, 2001, we are seeking bridge financing. To date, we have obtained interim credit of $480,000 from Societe Generale, a leading bank in France. In the near term, we also anticipate several private placements in order to raise additional funds required to sustain operations through April, 2001.


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

     In addition to production capacity, through this continuing association with GSI Canada we also benefit from their ongoing research and development and the opportunity to broaden and enhance our product lines. All research and development continues to be conducted at GSI Canada and we have made no direct expenditures to date. Currently sharing facilities with us at Place Mercantile in Montreal, GSI Canada's R & D Group will be located in the new Cite Multimedia in Old Montreal along with our New Media Group.

     Through this association with GSI Canada, we are now able to offer a range of products designed around the concept of providing useful information and services in an attractive, convenient format to people in their everyday out-of-home environments. Products actually in production or in the prototype phase include the interior or Citycolumn display units, the exterior or Novacolumn display units often referred to as "urban furniture" or "street furniture" in the language of the major North American and European media operators and advertisers; and the transit shelter or Servicolumn units. We also recently launched a new indoor product called Digicolumn specially for interior wall space applications and designed around plasma screen technology.

     In addition to revenue from product sales, we anticipate revenue from our core services. We anticipate generating revenue from broadcasting, network management and maintenance, and technical support starting in April, 2001. Creative services, principally in the form of message content, commenced in October, 2000. We also anticipate revenue generation from special consulting contracts; as well as from the further sale of sub-licenses. We expect that, in certain cases, elements of the technology covered by the master license will be sold separately. Negotiations are underway with a major media operator and the sale of a license for the complete GSI Multimedia Pack is anticipated for February, 2001.

     The emphasis is now on ramping up our commercial operations and successfully marketing our products and services. The business model we continue to favor is marketing and selling our products to the existing media companies. We believe this provides the best route to rapid deployment of our products and services over the longer term. In the context of our market development program in Europe, however, we have identified other avenues for exploiting our technology.

     We believe our technology is ideally suited to a range of applications in a broad, growing, global market; is adaptable to various forms of media operations; and is capable of serving the needs of both national and local advertisers. Most importantly, it provides an ideal multimedia-based application for new forms of display equipment coming on the market via major name brand suppliers.

     Our strategy is to achieve substantial market penetration by going down two parallel paths: the distribution of our products and continuing core services via well-established channels, as well as through direct approaches to end users. Our targeted customers include the established media operators as well a variety of end users with common characteristics: major retailers and service providers seeking concentrated, intensive messaging to a number of sites. The latter market is still largely unexploited, represents the major growth
opportunity,   and  presents  the  biggest  challenge  in  the  area  of  market development.

     The established media operators serve the large national brand name advertisers seeking the broadest possible reach for their advertising campaigns in high-traffic locations. They provide the most effective route to a large number of established municipal and private commercial sites.

     Exploiting its pinpoint advertising capability, the Company is currently pursuing additional opportunities to directly serve:

o        Hospitals and Health Clinics
o        Pharmacies
o        Dealerships
o Chain distributors such as grocery, office supply, home renovations chains,restaurants, etc.
o        Banks
o        Post Offices
o        Theme Parks and Amusement Centers
o        Airport, Train, and Subway authorities

     Typically, these end users focus their messages on their specific clientele and a simpler type of display product is appropriate on their largely indoor sites. In this context, the Company's technology provides the means for an ideal application for the manufacturers of plasma screens, LED screens, and projection equipment; specifically, in the "display product" segment of their markets. These include Sony, Pioneer, NEC, Fujitsu, Barco, and Epson.

     In this context, the Company is positioning itself to possibly assume the role of a distributor or Value Added Reseller (VAR). It is also exploring opportunities with other service providers with similar characteristics, existing access to a large number of high-traffic sites. We have also identified potential partners such as Canada Payphone Corporation, whose primary shareholder is AT&T Canada. Concentrating on the hospitality market such as hotels and corporate and commercial centers, our collaboration, possibly in the form of a joint venture, could lead to the integration of our respective products and services. Interactivity and the further integration of phones, ATMs, Internet access, SmartCard access, and media are foreseen in this context.

     The Company is in various stages of development in targeted geographic locations where resources, industry contacts and associations are available. In line with our marketing plan for our first year of operations we have concentrated on the North American market focusing, particularly during the first three quarters, on significant opportunities identified in Canada. Our principal market in the area of out-of-home advertising is mature and dominated by a relatively small number of large, well-developed media companies such as Pattison, JC Decaux, Outdoor Systems and Clear Channel, through its Adshel, Eller Media, and More groups. We believe that the opportunity exists to both supplant old, static forms of advertising signage and to increase exposure in terms of "viewers per day" in the out-of-home environment, both indoors and outdoors. Pending a formal contract with at least one of the major media operators, our short term plan is to deploy our products via our affiliates and subsidiaries in prime territories and to sell advertising spots directly to end users. Accordingly, the first sub-license was granted to GSI Canada on May 4 to distribute GSI's products nationwide in Canada. The price for the sub-license was $250,000, payable in ten annual installments of $25,000 each.

Canada

     Primarily in Quebec, GSI Canada has assumed the role of media operator and acquired the right to install its products on sites managed by 3 major property managers and a large entertainment complex in Montreal. Barco has proposed that GSI Canada collaborate as a Value Added Reseller (VAR).

     Our initial focus continues to be on the interior market. A successful pilot project in a shopping center in South Shore Montreal, was followed by a formal contract on May 5, 2000 between GSI Canada and Ivanhoe, a leader in the Canadian real estate industry, focusing on prime shopping centers located in urban areas. www.ivanhoe.ca. With headquarters in Montreal, Ivanhoe owns or shares in partnership approximately 24 million square feet of retail space in 51 malls located in Quebec, Ontario, and the U.S.

     On June 2, 2000 GSI Canada placed a $584,000 order for 35 CityColumns. 32 units have been installed to date and 3 are being used for display purposes. As broadcasting operations are launched and content is gradually added, this initial sale to GSI Canada will constitute a fully functioning model network, a showcase for our technology, and a new testing environment for both the broadcasting to the units and the maintenance of the units. No revenues have been generated to date.

     Another significant project has been successfully negotiated by GSI Canada. Maintaining our focus on the interior market, a Citycolumn prototype was installed in June in the Carrefour Trois-Rivieres, a shopping center located in Trois-Rivieres, which is mid way between Montreal and Quebec City. Having successfully met expectations, GSI Canada signed a contract in September giving it the right to install and operate another 50 units on other properties managed by SITQ, one of the largest property managers in the province of Quebec and wholly owned by the Caisse de Depots et Placements, the provincial pension fund. Originally to commence in October with a planned completion date of December 31, 2000, with the concurrence of the property manager, installations have been delayed pending funding. This sale of one of our products to GSI Canada will generate an additional $850,000 in revenue to be followed by revenues from our ongoing services. GSI Canada is actively seeking an advertising media operator to participate in this transaction and to continue developing the Canadian indoor market.

     Pending an agreement with a media operator, GSI Canada will continue to seek opportunities to make installations in Canada and to seek separate funding wherever possible. In addition to the Ivanhoe and SITQ contracts, a contract has been signed with Tulon Development Corporation, a major property manager in the Maritimes, giving GSI Canada the right to install 14 Citycolumns on their properties. Other major shopping center owners and property managers such as Cadillac Fairview, and Oxford are being approached by GSI Canada.


USA

     Through our office in Orlando, Florida, theme parks and tourist centers are our primary target. With the signing of a lease at the Sun City Trust building, our head office was transferred from Fort Lauderdale to Orlando in June and opportunities are being explored in the southern States. Depending on the availability of capital, a sales office may be opened in New York City later in the year to pursue other opportunities in the American market. Major urban centers and commercial shopping malls, theme parks, and airports will be targeted.


Europe

     Significant opportunities are being identified in Europe. Considered the most hospitable environments in Europe at this stage of our development, our focus is on France and Italy. We have also been collaborating in a pilot project with major participants in the out-of-home industry: Adshel and Barco. Concurrently, we are approaching end users directly and have received 2 orders from purchasers in Milan.

     In August, Clear Channel International formally requested GSI to participate in pilot project network of large Barco supplied LED screens and the relatively new variety of plasma screens using our broadcasting technology, the initial sites being in France and Switzerland with the broadcasting and provision of creative services from our studio in Paris. Using the GSI Multimedia Pack, Clear Channel's Adshel division was able to announce on December 4, 2000 that it had won a major street furniture contract in Nantes, the sixth largest city in France.

     Initial orders have been received from MCR Multimedia in Milan, Italy for the installation of a network of 97 projectors and screens in the city's metro system. Multimedia Hospital has also placed an order for us to set up a network of 70 plasma screens in their network of hospitals and surgical facilities. We are collaborating with TREDWEB, a local networking and graphic arts firm, to manage installations and provide content via the GSI Multimedia Pack.

Product manufacturing and services

     Building on the extensive network of affiliations and strategic alliances of our affiliated company in Canada, we are able to completely outsource the integration and production of our products. The prime contractor is HiTech Neon, currently the largest and longest operating subsidiary of GSI Canada with a forty year history in the sign business. This affiliated supplier is responsible for the production of the encasement modules either directly or via sub-contracting. Subject to a competitive ordering process, computer hardware components as well as networking and cabling services are ordered from ITS Service Inter-teck, also a subsidiary of GSI Canada. While all key suppliers have the required capacity to complete the planned production schedule, the continuing challenge is for HiTech Neon to meet accelerating demand. Additional manpower and space will be required to gear up to the planned production schedule. Sub-contracting arrangements are in place. Labor relations at the HiTech Neon plant located in a suburb of Montreal are considered excellent.

     Although we will eventually outsource the advertising services, our New Media Division will provide the content for GSITV.COM, The Total Vision Network. The development of the our New Media Division was recently enhanced with the acquisition of the assets and the joining of the employees of Cameleon Publicite. New Media currently numbers 11 employees.

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


ITEM 7.   Financial Statements

    Attached is Appendix A containing the following information:

    - Independent Auditor's Report
    - Balance  Sheets as of October 31,2000 and 1999
    - Statements of Operations for the years ended October 31, 2000 and 1999.
    - Statements of Stockholders' Equity (Deficiency) for the years ended October 31, 2000, 1999.
    - Statements of Cash Flows for the years ended October 31, 2000 and 1999.
    - Notes to Financial Statements


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

     (a)  Directors and Officers.

     Our executive officers and directors are listed below. The term of each director is for one year.

     Name                   Office                                     Age
    -------------------     -----------------------------------       -----

     Michel de Montigny     Chief Executive Officer                     42
                            President and Director
                            (Since June 30, 1999)

     James A Hone           Senior Vice President Administration        56
                            Chief Financial Officer
                            Secretary, and Director
                            (Since June 30, 1999)

     Marc Cote              Director                                    40
                            (Since October 23, 2000)


     Michel Laplante        Senior Vice-President                       42
                            Advanced Research and
                            Technology Integration
                            (Since October 23, 2000)

J. Michel de Montigny

     Mr. de Montigny has over twenty years of hands-on and management experience in the fast-paced multimedia industry. In leading the Company, his primary focus is on sales and marketing. Mr. de Montigny was director of operations and director of marketing in a variety of companies before becoming president in 1988 of College Inter-Dec, a technical college in Montreal. As an advertising and marketing consultant, he was the driving force behind Montreal's most innovative advertising campaigns of the 1990's. A consultant to companies such as Labatt, Budweiser, and Michelin, he was also involved in projects creating an interactive bus shelter for Budweiser, special effects for the film Mortal Kombat (Alliance Films), and the inauguration campaign for a new Air Canada aircraft. He was president of Groupe Actuel Design from 1990 to 1992, crafting the design concepts behind the Bell Canada Teleboutiques, the Yves Rocher boutiques and the Societe des Alcools du Quebec stores. He founded Solcom Group in 1995, and GSI Technologies in 1998, in order to serve today's multimedia and communications industries. In addition to his responsibilities as CEO, Mr. De Montigny continues to directly oversee the sales and marketing function. Mr. De Montigny completed his MBA at the University of Quebec.


James A. Hone

     Mr. Hone oversees the Company's administrative and financial affairs. His primary responsibility is directing the business planing and management process. Mr. Hone has extensive financial management and administrative experience with five major multinational companies in the automotive, aerospace, building systems, forest products, and telecommunications industries. After 10 years with Ford Motor Company, both in Toronto and Detroit, he was treasurer of Pratt &
Whitney Canada in Montreal until 1982. He then served as assistant treasurer-international finance of United Technologies Corporation in Hartford, Connecticut until 1988; as Vice President-Treasurer of Abitibi-Price in Toronto and as Vice-President Finance of the Commercial Paper Group based in Quebec City and New York City to 1994; and, most recently, as Vice President-Finance and Administration of TMI Communications, a subsidiary of BCE Inc. in Ottawa. Mr. Hone is a graduate of McGill University and York University in Commerce and Business Administration in 1966 and 1969, respectively.


Marc Cote

     A graduate in civil law from the University of Ottawa and a member of the Quebec Bar since 1985, Mr. Cote is a senior partner in the Montreal law firm of Labelle Bourdreault Cote. He currently specializes in the area of commercial law.



Michel Laplante

     Responsible for project management and the integration of new technology, Mr. Laplante manages the Company's projects through the various stages:
conception, production, installation and maintenance. Mr. Laplante became involved in the multimedia industry in its infancy. He served as an account manager for Yamaha from 1985-91. During 1991-92 he was a consultant for different firms such as Commodore Business Machines and Kawai. In 1992 he became national sales manager for MDL Technologies, a Desktop Video equipment distributor and integrator based in Montreal serving clients such as the Department of National Defence and Fortune 500 companies. He has acquired extensive experience in the field of television broadcasting and recording and expertise in the area of training in high-tech environments. Before joining GSI Canada in June 1999 as vice-president of research and development, Mr. Laplante owned a consulting firm specialized in audio and video computer applications, IT, networking, video compression and broadcasting. He has also served as a Multimedia consultant to the multimedia division of CESAM, a large consortium with representation from Bell Canada, CAE Electronics, Quebecor Multimedia, Teleglobe, and the four universities in Montreal, amongst others.

Mr. Laplante is a graduate of the University of Montreal with a degree in music.

 (b)  Section 16(a) Beneficial Ownership Reporting Compliance.

     Not applicable


ITEM 10.  Executive Compensation


     The following table shows for the fiscal year ended October 31, 2000, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and the three other most highly compensated executive officers who earned more than $100,000 in the fiscal year ended October 30, 2000, (collectively, the "Named Executive Officers"):

Summary Compensation Table

                                                                                  Long-Term
                                                    Annual Compensation      Compensation Awards
                                                    -------------------      -------------------
                                                    Salary        Bonus           Securities
Name and Principal Position               Year       ($)           ($)        Underlying Options
---------------------------               ----    ----------   ----------    -------------------

Michel de Montigny......................  2000    $100,000        --               500,000
President, Chief Executive Officer
and Chairman

James A. Hone...........................  2000     $60,000         --              300,000
Sr. Vice President Administration
Chief Financial Officer and Director

Michel Laplante.........................  2000     $72,000         --              100,000
Senior Vice President
Advanced Research & Technology


               Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended October 31, 2000 to each of the Named Executive Officers:




                                        Individual Grants
                      ----------------------------------------------------------------------------
                                           % of Total
                                       Number of Options
                         Securities        Granted to     Exercise or   Market Price
                     Underlying Options   Employees in     Base Price    on Date of     Expiration
Name                     Granted(1)      Fiscal Year(2)    ($/Sh)          Grant          Date
------               ------------------  --------------   -----------   ------------    ----------

Michel de Montigny       500,000              16.73%       $  1.25       $  1.312        12/18/07

James A None             300,000              10.0%        $  1.25       $  1.312        12/18/07

Michel Laplante          100,000               3.3%        $  1.25       $  1.312        12/18/07


Aggregated Fiscal Year-End Option Values

     There were no option exercises by the Named Executive Officers during the fiscal year ended October 31,2000. The following table sets forth information with respect to the number and value of securities underlying unexercised options held by the Named Executive Officers as of October 31, 2000:


                                       Number of
                                 Securities Underlying       Value of Unexercised
                                  Unexercised Options        In-the-Money Options
                                 at Fiscal Year-End(1)       at Fiscal Year-End(2)
                             ---------------------------   ---------------------------
Name                         Exercisable   Unexercisable   Exercisable   Unexercisable
----------                   -----------   -------------   -----------   -------------

Michel de Montigny.........     166,667        333,333         $0            $75,000

James A. Hone..............     100,000        200,000         $0            $45,000

Michel Laplante............     33,333         66,667          $0            $15,000



------------------
(1) The options referenced above become exercisable over a 3-year period. One-third will vest on December 18, 2000; a following one-third will vest on December 18, 2001; the remaining one-third will vest on December 18, 2002. The stock options expire seven years from the date of the grant.

(2) Based on options to purchase 3,000,000 shares granted to employees in the fiscal year ended October 31, 2000, including the Named Executive Officers.


                Aggregated Fiscal Year-End Option Values

     There were no option exercises by the Named Executive Officers during the fiscal year ended October 31,2000. The following table sets forth information with respect to the number and value of securities underlying unexercised options held by the Named Executive Officers as of October 31, 2000:



     The Company has no arrangement for the remuneration of its directors. No remuneration was paid to the directors during the year ended October 31, 2000.

     On October 29, 1999, GSI entered into an employment agreement with J. Michel de Montigny, our President. The term of his employment is for three years and the salary for his first year of employment was fixed at $100,000, commencing January 1, 2000. Mr. de Montigny also entered a non-competition and confidentiality agreement with GSI for as long as he remains an employee and for an additional year thereafter. In addition, Mr. de Montigny was granted warrants to purchase an aggregate of 500,000 shares of GSI's Class B Common Stock at an exercise price of $1.10 per share. On November 20, 2000, Mr. de Montigny was granted an option to purchase an aggregate of 500,000 shares of GSI's Class B Common Stock at an exercise price of $1.25 per share. The option will vest at the rate of 33.33 percent on December 18 in each of the three years commencing with the year 2000. The term of the option is for seven years.

     On October 29, 1999, GSI entered into an employment agreement with James A. Hone, currently our Executive Vice-President Administration, Chief Financial Officer and Secretary. The term of his employment was for one year and the salary for his first year of employment was fixed at $60,000, commencing January 1, 2000. Mr. Hone entered a non-competition and confidentiality agreement with GSI for as long as he remains an employee and for an additional year thereafter. In addition, Mr. Hone was granted warrants to purchase an aggregate of 50,000 shares of GSI's Class B Common Stock at an exercise price of $1.10 per share. On November 20, 2000, Mr. Hone was granted an option to purchase an aggregate of 300,000 shares of GSI's Class B Common Stock at an exercise price of $1.25 per share. This option will vest at the rate of 33.33 percent on December 18 in each of the three years commencing with the year 2000. The term of the option is for seven years.

     On January 1, 2000, GSI entered into an employment agreement with Michel Laplante, currently our Senior Vice President Advanced Research and Technology Integration. The term of his employment is for two years at an annual salary of $72,000. Mr. Laplante also entered into a non-competition and confidentiality agreement with GSI for as long as he remains an employee and for an additional year thereafter. On November 20, 2000, Mr. Laplante was granted an option to purchase an aggregate of 100,000 shares of GSI's Class B Common Stock at an exercise price of $1.25 per share. This option will vest at the rate of 33.33 percent on December 18 in each of the three years commencing with the year 2000. The term of the option is for seven years.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial stock ownership of GSI's executive officers and directors, each person known by GSI to own five percent or more of the outstanding shares of its Common Stock, as well as all officers and directors as a group as of October 31, 2000.


     Name and Address              Amount and Nature
     of Beneficial Owner           of Beneficial                     Percent of
                                   Ownership                           Class
    ------------------------     -----------------------           -------------
     J. Michel de Montigny        7,750,128 shares   (1)                35.2%
     CEO, President, Director     1,359,938 shares   (2)                 6.2%
     162 des Passereaux           1,421,794 shares   (3)                 6.5%
     Verdun, QC H3A 1X5             500,000 shares   (4)                 2.3%
                                    166,667 shares   (5)                  *

     James A. Hone                   50,000 shares                        *
     Senior Vice President Admin.    50,000 shares   (6)                  *
     Chief Financial Officer        100,000 shares   (7)                  *
     Secretary, Director
     904-1001 Place Mount Royal
     Montreal, QC H3A 1P2

     Michel Laplante                  20,000 shares                       *
     Senior Vice President            33,333 shares (8)                   *
     Advanced Research &
     Technology
     3552 Charron
     Mascouche, QC J7K 3N5


     All officers and             11,451,860 shares                     52.0%
     Directors as a group
     (Three persons)


* under 1%
---------------------

(1) Held by 3633730 Canada Inc. which is 100% owned by our President, Mr. J. Michel de Montigny. Includes 260,954 shares underlying currently exercisable warrants and which expire on January 31, 2002

(2) Held by 3633632 Canada Inc. which is 100% owned by our President, Mr. J. Michel de Montigny. Includes 347,938 shares underlying exercisable warrants and which expire January 31, 2002

(3) Held by Totalcom Inc. which is 100% owned by our President, Mr. J. Michel de Montigny. Includes 34,794 shares underlying exercisable warrants and which expire January 31, 2002

(4) Represents 500,000 shares underlying exercisable warrants held directly by our President, Mr. de Montigny, and which expire January 31, 2002.

(5) Represents one-third of the 500,000 shares subject to an option granted to Mr. de Montigny on October 2, 2000 which vest over a three year period which begins December 18, 2000 and which expires seven years from the date granted.

(6) Represents 50,000 shares underlying exercisable warrants held by Mr. Hone and which expire January 31, 2002.

(7) Represents one-third of the 300,000 shares subject to an option granted to Mr. Hone on October 2, 2000. Vest over a three year period which begins December 18, 2000 and expires seven years from the date granted.

(8)  Represents  one-third of the 100,000 shares subject to an option granted to
Mr. Laplante, our Senior Vice-President Advance Research and Technology Integration, on October 2, 2000. Vest over a three year period which begins December 18, 2000 and expire seven years from the date granted.

ITEM 12.  Certain Relationships and Related Transactions.


     On January 10, 2000 we entered into a consulting contract with Mr. Yves Lebel and 9035-2899 Quebec Inc., a shareholder of the company. Mr Lebel is a Director, the Chief Financial Officer and Executive Vice President of GSI Canada. The term of his contract is for one year and the remuneration was fixed at $78,000, effective January 1, 2000. Mr. Lebel entered a non-competition and confidentiality agreement with GSI for as long as he remains a consultant and for an additional year thereafter. On November 20, 2000, Mr. Lebel was granted an option to purchase an aggregate of 300,000 shares of the GSI's Class B Common Stock at an exercise price of $1.25 per share. This option will vest at the rate of 33.33 percent on December 18 of each of the three years commencing with the year 2000. The term of the option is for seven years.

     During the year ending October 31, 2000, we received advances from shareholders, including affiliated parties, in the amount of $2,772,599. These advances have enabled the company to continue to operate at its planned pace. These funds were, in turn, advanced to GSI Canada, an affiliate of the company, to further invest and develop the business.

     From November 1, 1999 to October 31, 2000, we incurred a total of $ 334,989 in consulting fees and financing expenses from Maxima Capital, a shareholder of the Company.


     On June 02, 2000, GSI Canada placed an order with GSI for 35 Citycolumns for a total of $584,000.

     On November 20, 2000, the Board of Directors approved the acquisition of GSI Canada subject to an independent valuation and fairness opinion and by way of a share exchange for all 2,426,866 of the issued and outstanding Class A shares of GSI Canada.


ITEM 13.  Exhibits and Reports on Form 8-K

     We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

Exhibit
Number    Description


27.       Financial Data Schedule.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GSI TECHNOLOGIES USA INC.


Dated: January 29, 2001           By: /s/J. Michel de Montigny
                                     ---------------------------
                                     J. Michel de Montigny
                                     President, Chief Executive Officer
                                     and Chairman of the Board


Dated: January 29, 2001           By: /s/James A. Hone
                                      -------------------------
                                      James A. Hone
                                      Senior Vice President Administration
                                      Chief Financial Officer
                                      and Director

Dated: January 29, 2001           By: /s/Marc Cote
                                      -------------------------
                                      Marc Cote
                                      Director

                                   APPENDIX A

                            GSI TECHNOLOGIES USA INC.

                              FINANCIAL STATEMENTS


                                      INDEX




                                                                      Page

     Independent Auditor's Report............................          F-1

     Balance Sheet as of October 31, 2000 and 1999...........          F-2

     Statements of Operations for the years ended
     October 31, 2000 and 1999................................         F-3

     Statements of Stockholders' Equity (Deficiency)
     For the years ended October 31, 2000 and 1999............         F-4-5

     Statements of Cash Flows for the year ended
     October 31, 2000 and 1999................................         F-6


     Notes to Financial Statements............................         F-7

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                               Hollywood, Fl 33020
                                (954) 922 - 6042
--------------------------------------------------------------------------------





                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of GSI Technologies USA Inc.

We have audited the accompanying balance sheet of GSI Technologies USA Inc. (a company in the development stage) as of October 31, 2000 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GSI Technologies USA Inc. at October 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




 By:s/s Marc Cohen
    -----------------------
    Mark Cohen C.P.A.
    A Sole Proprietor Firm


    Hollywood, Florida
    December 28, 2000

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET






                                                                                   October 31, 2000       October 31, 1999
                                                                                  ------------------    --------------------

                                     Assets

Current Assets
     Cash and cash equivalents                                                        $       4,404          $     350,019
     Receivables, net (principally related party)                                         3,096,664                 90,985
     Other current assets                                                                       918                      -
                                                                                        -----------             ----------
       Total current assets                                                               3,101,986                441,004
Property and equipment, net                                                                  40,568                      -
Intangible assets, net                                                                      378,522                473,478
Other assets                                                                                 61,104                      -
                                                                                        -----------             ----------
       Total assets                                                                       3,582,180                914,482
                                                                                        ===========             ==========




                      Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable                                                                       531,319                119,000
     Notes Payable (principally related party)                                            2,822,720                279,667
     Other current liabilities                                                               56,385                 58,190
                                                                                         -----------             ----------
       Total current liabilities                                                          3,410,424                456,857

 Stockholder's Equity
     Common Stock, class A, $1.00 par value;authorized                                          -                      -
          5,000,000 shares; issued and outstanding none in 2000 and 1999
     Common Stock, class B, $.001 par value;authorized                                       20,544                 19,608
          55,000,000 shares; issued and outstanding - 20,543,636 and
          19,608,372 shares respectfully
     Paid in Capital                                                                      1,748,131                696,656
     Receivable from the sale of stock                                                      (13,200)                     -
     Deficit accumulated during the development stage                                    (1,584,105)              (258,639)
     Accumulated other comprehensive income                                                     386                     -
                                                                                         -----------              ---------
       Total Shareholder's Equity                                                           171,756                457,625

        Total liabilities and shareholder's equity                                      $ 3,582,180             $  914,482
                                                                                      ==============           ============










        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENT OF INCOME
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999
             FROM INCEPTION (JULY 08, 1998) THROUGH OCTOBER 31, 2000






                                                                                                     Period of inception
                                                             Year Ended           Year Ended          July 06, 1998 to
                                                          October 31, 2000     October 31, 1999       October 31, 2000
                                                        --------------------   -----------------      ----------------

Revenues                                                            596,409                   -             596,409
Cost of Sales                                                       469,416                   -             469,416
                                                        --------------------   -----------------     ----------------
Gross Profit                                                        126,993                   -             126,993

Operating Expenses:
       Marketing                                                    209,739                   -             209,739
       Management and administrative fees                           506,722                   -             506,722
       Salaries and related costs                                    99,825                   -              99,825
       Rent                                                         114,313                   -             114,313
       Financing expense                                             30,342             128,790             159,132
       Professional fees                                             42,044              78,317             120,361
       Consulting                                                   304,647                   -             304,647
       Depreciation                                                     393                   -                 393
       Amortization                                                  95,062               1,301              96,363
       Travel                                                         9,529                   -               9,529
       Other selling, general and administrative                     71,482              50,231             121,713
                                                        --------------------   -----------------   -----------------
          Total operating expenses                                1,484,098             258,639           1,742,737
          Loss before other income (expense)                     (1,357,105)           (258,639)         (1,615,744)

Other income (expense):
       Interest income (principally related party)                   76,760                   -              76,760
       Interest expense (principally related party)                 (45,121)                  -             (45,121)
                                                        --------------------   -----------------   -----------------
          Total other income (expense)                               31,639                   -              31,639


                                                        --------------------   -----------------   -----------------
Net Loss                                                         (1,325,466)           (258,639)         (1,584,105)
                                                        ====================   =================   =================
Basic weighted average common shares outstanding                 20,149,092           6,185,628          11,375,283
                                                        ====================   =================   =================
Basic Loss per common share                                $        (0.0658)      $     (0.0418)      $     (0.1393)
                                                        ====================   =================   =================










        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             FROM INCEPTION (JULY 08, 1998) THROUGH OCTOBER 31, 2000






                                                                                            Accumulated   Accumulated
                                              Common Class B                     Receivable Deficit during   other         Total
                                         -----------------------       Paid in   from sale  Development Comprehensive Shareholder's
                                         Shares    Par Value  Amount   Capital   of stock    Stage        Income/(loss)   Equity
                                         --------- --------- --------- --------- --------  -----------    ------------- -----------

Balance, beginning:                        -               $ -       $   -      $   -          $ -                         $ -

June 30, 1999
Proceeds from the sale of Class B       18,085,472   0.001   18,085      -                       -                         18,085

September 16, 1999
Contract Settlement                        500,000   0.001      500      -                       -                            500
BBT Consulting Group, Inc.

October 22, 1999
Proceeds from the sale of Class B through  384,700   0.001      385    384,315                   -                        384,700
circular offering

October 26, 1999
Issuance of stock to GSI Technologies      600,000   0.001      600    599,400                   -                        600,000
(3529363 Canada Inc.) for license rights
Dividend to affiliate - GSI Technologies                              (325,221)                                          (325,221)
(3529363 Canada Inc.) for license rights

October 27, 1999
Proceeds from the sale of Class B through   18,000   0.001       18     17,982                   -                         18,000
circular offering

October 29, 1999
Proceeds from the sale of Class B through   20,200   0.001       20     20,180                   -                         20,200
circular offering

Net loss year ended October 31, 1999                                                       (258,639)                     (258,639)

                                         ----------- ------- -------  ---------- --------- ------------ ------------  --------------
Balance, ending: October 31, 1999        19,608,372  0.001   19,608    696,656       -     (258,639)           -          457,626










        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             FROM INCEPTION (JULY 08, 1998) THROUGH OCTOBER 31, 2000







                                                                                             Accumulated   Accumulated
                                              Common Class B                      Receivable Deficit during   other         Total
                                         -----------------------        Paid in   from sale  Development Comprehensive Shareholder's
                                         Shares    Par Value  Amount    Capital   of stock   Stage        Income/(loss)   Equity
                                         --------- --------- --------- ---------  ---------- -----------   ------------- -----------
November 30, 1999
Proceeds from the sale of Class B through   417,818  0.001       418      417,400                                           417,818
circular offering

December 22, 1999
Proceeds from the sale of Class B through   148,639  0.001       149      148,490                                           148,639
circular offering

December 31, 1999
Proceeds from the sale of Class B through    10,643  0.001        11       10,632                                            10,643
circular offering

September 25, 2000
Proceeds from the sale of Class B through    75,000  0.001        75       74,925                                            75,000
private placement

September 27, 2000
Proceeds from the sale of Class B through    51,264  0.001        51       56,339                                            56,390
the exercise of warrants

October 03, 2000
Proceeds from the sale of Class B through    23,000  0.001        23       25,277                                            25,300
the exercise of warrants

October 13, 2000
Proceeds from the sale of Class B through    12,000  0.001        12       13,188  (13,200)                                     -
the exercise of warrants

October 20, 2000
Proceeds from the sale of Class B through   126,900  0.001       127      228,293                                           228,420
private placement

October 31, 2000
Proceeds from the sale of Class B through    70,000  0.001        70       76,930                                            77,000
the exercise of warrants

Net loss for the twelve months ended
October 31, 2000                                                                              (1,325,466)               (1,325,466)

Foreign currency translation adjustment                                                                          386           386


                                        ----------- ------- ---------- ----------  ---------- ----------- ------------ ------------
Balance, ending:  October 31, 2000       20,543,636  0.001   $ 20,544  $1,748,131 $ (13,200) $(1,584,105)      $ 386     $ 171,756
                                        =========== ======= ========== ==========  ========== =========== ============ ============









        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999
             FROM INCEPTION (JULY 08, 1998) THROUGH OCTOBER 21, 2000









                                                                                                               Inception
                                                                                                            (July 08, 1998)
                                                                                                                through
                                                               October 31, 2000     October 31, 1999       October 31, 2000
                                                               ------------------   -----------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                 $   (1,325,466)       $   (258,639)          $    (1,584,105)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
            Depreciation and amortization                                 95,455               1,301                    96,756
            Issuance of stock for contract settlement                          -                 500                       500
            Accrued Interest Expense                                      45,121                   -                    45,121
            Accrued Interest Income                                      (76,752)                  -                   (76,752)

Changes in Operating assets and liabilities:
            Receivables and other current assets                          72,381             (90,985)                  (18,604)
            Other assets                                                 (61,104)                  -                   (61,104)
            Accounts Payable and Accrued Liabilities                     415,514             177,190                   592,704
                                                               ------------------   -----------------    ----------------------
Net cash provided by/(used in) operating activities                     (834,851)           (170,634)               (1,005,484)


CASH FLOWS FROM INVESTING ACTIVITIES:


Net cash provided by/(used in) investing activities
            Loan Receivable, principally related parties              (3,002,226)                  -               (3,002,226)
            Purchase of property and equipment                           (41,066)                  -                  (41,066)
                                                               ------------------   -----------------    ----------------------
Net cash provided by/(used in) investing activities                  (3,043,329)                   -               (3,043,329)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                           2,492,932              79,667                 2,572,599
  Sales of common stock                                                1,039,210             440,985                 1,480,195
                                                               ------------------   -----------------    ----------------------
Net cash provided by/(used in) financing activities                    3,532,142             520,652                 4,052,794
                                                               ------------------   -----------------    ----------------------

Effect of exchange rate changes on cash and cash eqivalents                  386                   -                       386
                                                               ------------------   -----------------    ----------------------

Net increase (decrease) in cash and cash equivalents                    (345,615)            350,019                     4,404
Cash and cash equivalents, beginning of period                           350,019                   -                         -
                                                               ------------------   -----------------    ----------------------
Cash and cash equivalents, end of period                              $    4,404         $   350,019             $       4,404
                                                               ==================   =================    ======================


Supplemental Schedule of noncash investing and financing activities:

            Issuance of note for payment of license rights                                   200,000                   200,000
            Issuance of shares for license rights                                            274,779                   274,779
            Issuance of shares for dividend to affiliate                                     325,221                   325,221




        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     GSI Technologies USA, Inc., formerly I.B.C. Corporation, was incorporated in the State of Delaware on July 06, 1998. The Company participates in the Information Technology (IT) industry, specializing in broadcasting solutions principally for advertisers and others seeking to reach the greatest number of "viewers per day" as well as to achieve other commercial and public service objectives. The basic advanced technology available to the company by way of a Master Licensing agreement is the successful integration of various hardware components and specialty software for the transmission of broadcast signals in real time via the Internet to remote locations. Using its universal transcoder system, the company has a unique capability in broadcasting from a central server to full video screens in remote locations anywhere in the world. The system is capable of updating pinpoint information minute by minute by way of video compressing systems and other fully automated software systems.


GSI Technologies USA, Inc. prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of Financial Instruments
     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the immediate or short-term maturity of these financial instruments.

Impairment of long-lived assets:
    Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. Intangible assets have been written down to their net estimated realizable value.

Cash and cash equivalents:
    The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

Receivables:
    The Company believes that the carrying amount of receivables at October 31, 2000 approximates the fair value at such date.

                           GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Property, equipment and depreciation:
    Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives as follows when the property and equipment is placed in service:

                                                         Estimate Useful Life
                                                             (In Years)
                                                        ----------------------
           Office Furniture and Equipment                       10
           Leasehold Improvements                                5

    The cost of fixed assets retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in net earnings.

    Repairs  and  maintenance  are  charged  to  operations  as  incurred,   and
    expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations.

License rights:
    License rights are recorded at cost, less accumulated amortization. Licenses are amortized to operations using the straight-line method over the remaining term. The remaining term is 47 months for the current and only license which the company has rights to.

Revenue Recognition
     Revenue from sales of display units are recorded at the time the units are delivered. Revenues from sub- licensing the master licensing agreement are recognized over the term of the sub-licensing agreement.

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

Per share amounts:
    Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Options and warrants are not considered since considering such items would have an antidilutive effect.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements:
    The Statement of Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board (FASB) in June 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income including, among other things, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. This Statement is effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. This Statement is effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.


    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value


NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS


                                                              October 31, 2000          October 31, 1999
                                                              ----------------          ----------------
Receivables:

Note Receivable- GSI Technologies (3529363 Canada Inc.)     $       3,058,950           $      18,085
Note Receivable - Group Solcom France                                  20,028                    -
Receivable - Maxima Capital                                              -                     72,900
Receivable - GSI Technologies (3529363 Canada Inc.)                    12,500                    -
Due from Tax Authority                                                  5,186                    -
                                                                  ------------           --------------
                                                                    3,096,664                  90,985
                                                                  ============           ==============
Property and Equipment:

Furniture and fixture                                                 38,934                      -
Leasehold improvements                                                 2,133                      -
Less:  Accum depreciation & amortization                                 499                      -
                                                                  -----------             -------------
        Property and equipment, net                         $         40,568            $         -
                                                                  ===========             =============

                           GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999


NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS (CONTINUED):


                                                              October 31, 2000          October 31, 1999

                                                             -----------------          ----------------
Intangible Assets:
           License rights                                 $          474,779           $      474,779
           (Acquired from affiliate and recorded at
           predecessor basis with the cost over such
           basis recorded as a dividend to affiliate).
           Accumulated amortization                                  (96,257)                   (1,301)
                                                                -------------             -------------
                                                          $          378,522          $        473,478
                                                                =============             =============

NOTE 4 - COMMITMENTS AND CONTIGENCIES

Office leases
          On January 06, 2000 the Company entered into an office rent agreement with 2849-3930 Quebec Inc. for office space in Montreal, Quebec. This agreement is for a term of 4 year starting January 01, 2000 with a 5 year renewal option The annual rent amount is $142,182 CAD.

          On June 16, 2000 the Company entered into an office rent agreement with Suntrust Center, L.L.C. for office space in Orlando, Florida. This agreement is for a term of 5 years and 15 days starting June 16, 2000. The rent amount from June 16 through June 30, 2000 is $2,324 plus applicable taxes. The annual rent amount starting July 1, 2000 is:

                  Year 1   $ 55,775 plus applicable taxes
                  Year 2   $ 58,006 plus applicable taxes
                  Year 3   $ 60,237 plus applicable taxes
                  Year 4   $ 62,468 plus applicable taxes
                  Year 5   $ 64,699 plus applicable taxes

Guarantor agreement
          On March 24, 2000, the Company agreed to act as a guarantor for GSI Technologies (3529363 Canada Inc.), a shareholder of the Company and an affiliate in an agreement with Admiralty Leasing Ltd. for office furniture. The term is for 3 years. The annual amount is $20,400 CAD plus applicable taxes.

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $1,325,466 and $258,639 for the twelve months ended October 31, 2000 and 1999 respectively as well as reporting net losses of $1,584,105 from inception (July 08, 1998) to October 31, 2000. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $834,851 and $170,634 for twelve months ended October 31, 2000 and 1999 respectively and has reported deficient cash flows from operating activities of $1,005,484 from inception (July 08, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($1,480,195). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for coming year.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999



NOTE 6 - RELATED PARTY TRANSACTIONS

License rights:
          On October 26, 1999, the Company entered into a license rights agreement with GSI Technologies (3529363 Canada Inc.), a shareholder of the Company and an affiliate. The amount of the license agreement was $800,000. On October 26, 1999, the Company issued 600,000 shares of common stock, class B, to GSI Technologies (3529363 Canada Inc.), a shareholder of the Company, in settlement of the license rights agreement in the amount of $600,000 and also issued a note payable for the balance of $200,000 (refer to note payable to stockholder below), which was paid in November 1999. The license was capitalized at predecessor cost for an amount of $474,779 with the difference of $325,221 treated as a dividend to affiliate. The $325,221 dividend to affiliate was applied against paid in capital.

Sub-license agreement:
          On May 04, 2000, the Company entered into a sub-license agreement with GSI Technologies (3529363 Canada Inc.), a shareholder of the Company and an affiliate, whereby giving all commercial rights relating to the technology in the territory of Canada to GSI Technologies (3529363 Canada Inc.). The term of the sub-license agreement is 10 years with annual payments of $25,000 US.

Note receivable from stockholder:
          From November 01, 1999 to October 31, 2000, the Company advanced funds to GSI Technologies (3529363 Canada Inc.), a shareholder of the Company and an affiliate in exchange for promissory notes in order to continue to develop the concept of GSITV.com, The Total Vision Network in Canada. The note has a term of one year bearing interest at prime plus 2%. At October 31, 2000, the outstanding balance due from GSI Technologies (3529363 Canada Inc.) was $3,058,950 including interest.

Note payable to stockholder:
          The Company had a note payable dated October, 31, 1999 in the amount of $279,667 to GSI Technologies (3529363 Canada Inc.), a shareholder of the Company. This note is for settlement of payment for license rights agreement of $200,000 and reimbursements of expenditures in the amount of $79,667 paid by GSI Technologies (3529363 Canada Inc.) during the fiscal year ended October 31, 1999 on behalf of GSI Technologies USA, Inc. The note is unsecured and bears interest of prime plus two percent and matures on October 31, 2000. The entire amount of the note was paid in November 1999.

          On September 07, 2000, the Company borrowed funds from several affiliates and stockholders of the Company and issued promissory notes having a term of one year bearing interest at prime plus 2%. The notes are convertible at any time into common shares at the discretion of the Company. The total of the promissory notes at October 31, 2000 including interest was $2,817,720.

Sale and Cost of Display Units
          The Company sold 35 display units to GSI Technologies (3529363 Canada Inc.), a shareholder of the Company and an affiliate, as part of the sub-licensing agreement in the territory of Canada. The Company purchased these units from HiTech Neon, a division of GSI Technologies (3529363 Canada Inc.).

Marketing and Administrative Costs
          From November 01, 1999 to October 31, 2000, the Company was charged marketing and administrative costs incurred by GSI Technologies (3529363 Canada Inc.) on behalf of the Company.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999




NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED):

Consulting Agreement:

          On January 10, 2000, the Company entered into a consulting agreement with Mr. Yves Lebel and 9035-2899 Quebec Inc., a shareholder of the company. Mr. Lebel is a Director, Chief Financial Officer and Executive Vice President of GSI Technologies (3529363 Canada Inc.). The term of the agreement is for one year. The total amount of the agreement is $78,000. Mr. Lebel also entered into a non-competition and confidentiality agreement with the Company for as long as he remains a consultant and for an additional year thereafter.

          From November 01, 1999 to October 31, 2000, the Company incurred consulting fees in the amount of $304,647 from Maxima Capital Inc., a shareholder of the Company.

Financing  expenses:

          On October 31, 1999, the Company incurred financing expenses in the amount of $10,000 due to Totalcom Inc., a shareholder of the Company. This amount is for finder fees associated with the circular offering. Mr. J. Michel de Montigny is a 100 percent shareholder of Totalcom Inc. as well.

          On October 31, 1999, the Company incurred financing expenses in the amount of $15,000 due to 3633730 Canada Inc., a shareholder of the Company. This amount is for finder fees associated with the circular offering. Mr.
     J. Michel de Montigny is a 100 percent shareholder of 3633730 Canada Inc. as well.

          On October 31, 1999, the Company incurred financing expenses in the amount of $15,000 due to 9035-2899 Quebec Inc., a shareholder of the Company. This amount is for finder fees associated with the circular offering.

          On October 31, 1999, the Company incurred financing expenses in the amount of $86,500 due to Maxima Capital Inc., a shareholder of the company. These amounts are for finder fees associated with an agreement entered into on August 17, 1999 with the Company. Mr. Pierre Saint-Aubin is the Director of Maxima Capital Inc. and a shareholder of GSI Technologies USA, Inc.

          From November 01, 1999 through October 31, 2000, the Company also incurred financing expenses in the amount of $30,342 from Maxima Capital, Inc.

          From November 01, 1999 to October 31, 2000, the Company incurred financing expenses in the amount of $30,342 from Maxima Capital Inc., a shareholder of the Company. NOTE 7 - INCOME TAXES

    The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

NOTE 7 - INCOME TAXES

          The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding realizability.

NOTE 8 - SHAREHOLDERS' EQUITY

Common Stock

          The Company has 5,000,000 shares of class A common stock which to date have never been issued. Management has no intent of issuing any of these shares and will be canceling these shares by filing an amendment to the articles of incorporation with the State of Delaware.

          On June 30, 1999, the Company issued 18,085,472 shares of Class B common stock to founding shareholders at a price of $0.001 per share.

                           GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999



     NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED):

          On September 16, 1999, the Company issued 500,000 shares of Class B common stock to BBT Consulting Group, Inc. as part of its contractual agreement to obtain a (NASD) OTC Bulletin Board listing of its common shares.

          On October 26, 1999, the Company issued 600,000 shares of Class B common stock to GSI Technologies (3529363 Canada Inc.) in settlement of the license rights agreement (See NOTE 6).

          In October 1999, the Company in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933 issued 422,900 units (each unit consisting of one
     (1) share of Class B common stock and one (1) warrant) at a price of $1.00 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2002, one share of common stock at a price of $1.10.

          In November and December 1999, the Company in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933 issued 577,100 units (each unit consisting of one (1) share of Class B common stock and one (1) warrant) at a price of $1.00 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2002, one share of common stock at a price of $1.10.

          On September 25, 2000, the Company in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933 issued 75,000 shares of Class B common stock at a price of $1.00 per share.

          On October 20, 2000, the Company in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933 issued 126,900 units (each unit consisting of one (1) share of Class B common stock and one-half (1/2) warrant) at a price of $1.00 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2002, one share of common stock at a price of $2.25.

          In September and October 2000, 156,264 warrants were exercised by warrant holders and 156,264 shares of Class B common stock were issued at a price of $1.10 per share.


NOTE 9 - WARRANTS AND OPTIONS

          On June 30, 1999, the Company issued 2,174,000 warrants to founding shareholders. Each warrant entitles the registered holder thereof to purchase at any time one share of common stock at a price of $1.10.

          On September 16, 1999, the Company issued 500,000 warrants to BBT Consulting Group, Inc. as part of its contractual agreement to obtain a
     (NASD) OTC Bulletin Board listing of its common shares. Each warrant entitles the registered holder thereof to purchase at any time one share of common stock at a price of $1.10.

                           GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999




NOTE 9 - WARRANTS AND OPTIONS (CONTINUED):

          In October 1999, the Company in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933 issued 422,900 units (each unit consisting of one (1 share of Class B common stock and one (1) warrant) at a price of $1.00 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2002, one share of common stock at a price of $1.10.

          On October 29, 1999, the Company executed a three year employment agreement (which started on January 01, 2000) with its President, Mr. J. Michel de Montigny, which included an award of 500,000 warrants. Each warrant entitles the holder to purchase during his employment one share of common stock at a price of $1.10.

          On October 29, 1999, the Company executed a one year employment agreement (which started on January 01, 2000) with its Vice President, Mr. James A. Hone, which included an award of 50,000 warrants. Each warrant entitles the holder to purchase during his employment one share of common stock at a price of $1.10.

          In November and December 1999, the Company in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933 issued 577,100 units (each unit consisting of one (1) share of Class B common stock and one (1) warrant) at a price of $1.00 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2002, one share of common stock at a price of $1.10.

          On September 21, 2000, the Company in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933 issued 75,000 units (each unit consisting of one (1) share of Class B common stock and one (1) warrant) at a price of $1.00 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2002, one share of common stock at a price of $2.20.

          On October 20, 2000, the Company in accordance with its private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933 issued 126,900 units (each unit consisting of one (1) share of Class B common stock and one-half (1/2) warrant) at a price of $1.00 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2002, one share of common stock at a price of $2.25.

          In September and October 2000, 156,264 warrants were exercised by warrant holders and 156,264 shares of Class B common stock were issued at a price of $1.10 per share.

          On August 01, 2000 the Company adopted a Long Term Incentive Plan whereby directors, officers, certain key employees of the Company and its affiliates as well as certain consultants to the Company would be granted stock options. A maximum of 10% of the authorized Class B common shares totaling 5,500,000 can be reserved and available for distribution pursuant to the terms of the plan. On October 02, 2000, 925,000 options with an exercise price of $1.25 had been issued to consultants and other non employee affiliates for services rendered to the Company throughout the year. The options vest one-third on December 18, 2000, one third on December 18, 2001 and one third on December 18, 2002. The stock options expire seven years from the date they were granted.

                           GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999



     NOTE 9 - WARRANTS AND OPTIONS (CONTINUED):

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company has determined that it will continue to account for employee stock-based compensation under Accounting Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123. The fair value of a share of nonvested stock is measured at the market price of a share on the grant date. The proforma effect to net income and earnings per share is reflected as follows:

                                                                        Year ended             Year ended
     FAS 123 "Accounting for stock based compensation                  Oct. 31, 2000          Oct. 31, 1999
     Paragraph 47 (a)                                                  -------------          --------------

1.       Beginning of year - outstanding
                i.       number of options/warrants                                0                     0
                ii.      weighted average exercise price                           0                     0
2.       End of year - outstanding
                i.       number of options/warrants                        1,475,000                     0
                ii.      weighted average exercise price                        1.19                     0
3.       End of year - exercisable
                i.       number of options/warrants                          550,000                     0
                ii.      weighted average exercise price                        1.10                     0
4.       During the year - Granted
                  i.       number of options/warrants                      1,475,000                     0
                  ii.      weighted average exercise price                      1.19                     0
5.       During the year - Exercised
                i.       number of options/warrants                               0                      0
                ii.      weighted average exercise price                          0                      0
6.       During the year - Forfeited
                i.       number of options/warrants                               0                      0
                ii.      weighted average exercise price                          0                      0
7.       During the year - Expired
                i.       number of options/warrants                               0                      0
                ii.      weighted average exercise price                          0                      0

     Paragraph  47  (b)  Weighted-average   grant-date  fair  value  of  options
     grantedduring the year:

1.       Exceeds market price                                                  0.17                      0

     Paragraph 47 (c) Equity instruments other than options/warrants           none                    none

     Paragraph  47(d)  Description  of the  method and  significant  assumptions usedduring the year to estimate the fair value of options:
1.       Weighted average risk-free interest rate                              5.54%                     0
2.       Weighted average expected life                                       61.00 months               0
3.       Weighted average expected volatility                                  0.00%                     0
4.       Weighted average expected dividends                                   0.00                      0


                           GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999






     NOTE 9 - WARRANTS AND OPTIONS (CONTINUED):

     Paragraph 47(e) Total compensation cost recognized in                    0                         0
     income for stock-based employee compensation awards.

     Paragraph 47(f) The terms of significant modifications of none none outstanding awards.

     Paragraph 48 - Options  outstanding at the date of the latest  statement of financial position presented:
1.       (a) Range of exercise prices                                   $1.10-$1.25                     0
         (b) Weighted-average exercise price                                   1.19                     0
2.   Weighted-average remaining contractual life (in months)                  61.00                     0


                                                                                                    Inception
                                                                                                  Jul. 08, 1998
                                                     Year ended            Year ended                Through
                                                    Oct. 31, 2000         Oct. 31, 1999          Oct. 31, 2000
                                                    --------------        --------------        ----------------
     Net Income after proforma effect                  (1,576,216)          (258,639)              (1,834,855)
     Earnings per share after proforma effect       $     (0.0782)        $  (0.0418)           $     (0.1613)


NOTE 10 - SUBSEQUENT EVENTS

     On November 20, 2000, the directors of the Company approved the acquisition of all of the outstanding common stock (approximately 2.4 million shares) of GSI Technologies (3529363 Canada Inc.), a shareholder of the Company and an affiliate, by way of a share exchange. The acquisition is subject to an independent evaluation and fairness opinion to determine the number of the Company's Class B common shares to be issued.