Form 10QSB
period 2001-01-31
GSI TECHNOLOGIES USA INC /DE
filed 2001-03-19
CIK 1105862

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2001.

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

As of January 31, 2001, there were 20,656,636 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Business Disclosure Format (Check one): Yes [ ] No[X]

                              INDEX TO FORM 10-QSB
                              --------------------
                     For the Quarter Ended January 31, 2001
                    ----------------------------------------



                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of January 31, 2001                                      3

     Statement of Operations for the Three Months
     ended January 31, 2001 and 2000                                           4

     Statements of Cash Flows for the Three Months
     and Since Inception To January 31, 2001 and 2000                          5

     Notes to Financial Statements for the                                 6 - 7
     Three Months Ended January 31, 2001 and 2000

Item 2. Management's Discussion and Analysis                              8 - 16

PART II. OTHER INFORMATION
                                                                              16
Item 1. Legal Proceedings

Item 2. Changes in Securities                                                 17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial statements
-----------------------------


                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                JANUARY 31, 2001

                                   (UNAUDITED)






           Assets

Current Assets

     Cash and cash equivalents                                                                                    $ 5,519
     Receivables, net (principally related party)                                                               3,562,389
     Other current assets                                                                                             918
                                                                                                        ------------------
       Total current assets                                                                                     3,568,826
Property and equipment, net                                                                                        39,198
Investment in affiliates                                                                                          201,858
Intangible assets, net                                                                                            354,784
Other assets                                                                                                       61,105
                                                                                                        ------------------
       Total assets                                                                                             4,225,770
                                                                                                        ==================

            Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable                                                                                             531,319
     Notes Payable (principally related party)                                                                  3,526,217
     Other current liabilities                                                                                     96,921
                                                                                                        ------------------
       Total current liabilities                                                                                4,154,457

Stockholder's Equity

     Common Stock, class A, $1.00 par value; authorized                                                                 -
          5,000,000 shares; issued and outstanding none
     Common Stock, class B, $.001 par value; authorized                                                            20,657
          55,000,000 shares; issued and outstanding - 20,656,636

     Paid in Capital                                                                                            1,859,818
     Deficit accumulated during the development stage                                                          (1,809,549)
     Accumulated other comprehensive income                                                                           388
                                                                                                        ------------------
       Total Shareholder's Equity                                                                                  71,313

        Total liabilities and shareholder's equity                                                            $ 4,225,770
                                                                                                        ==================


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
             FROM INCEPTION (JULY 08, 1998 THROUGH JANUARY 31, 2001

                                   (UNAUDITED)


                                                                               Three months
                                                                            ended January 31,                Period of inception
                                                                     --------------------------------------    July 06, 1998 to
                                                                          2001               2000              January 31, 2001
                                                                     ---------------    ---------------    ---------------------
Revenues                                                                    $ 6,250       $          -                $ 602,659
Cost of Sales                                                                 3,750                  -                  473,166
                                                                     ---------------    ---------------    ---------------------

Gross Profit                                                                  2,500                   -                 129,493

Operating Expenses:
       Marketing                                                             28,695             15,949                  238,434
       Management and administrative fees                                   232,490             62,564                  739,212
       Salaries and related costs                                            46,812                  -                  146,637
       Rent                                                                  14,783             12,430                  129,096
       Financing expense                                                          -                                     159,132
       Professional fees                                                     11,496              8,273                  131,857
       Consulting                                                                 -                  -                  304,647
       Depreciation                                                           1,300                  -                    1,693
       Amortization                                                          23,809             23,739                  120,172
       Travel                                                                 8,760              5,923                   18,289
       Other selling, general and administrative                             38,581             20,945                  160,294
                                                                     ---------------    ---------------    ---------------------
          Total operating expenses                                          406,725            149,824                2,149,462

          Loss before other income (expense)                               (404,225)          (149,824)              (2,019,969)

Other income (expense):
       Interest income (principally related party)                           88,706              4,480                  165,466
       Interest expense (principally related party)                         (86,783)                 -                 (131,904)
       Equity in net earnings (loss) of affiliates                          176,858                  -                  176,858
                                                                     ---------------    ---------------    ---------------------
          Total other income (expense)                                      178,781              4,480                  210,420


                                                                     ---------------    ---------------    ---------------------
Net Loss                                                                   (225,444)          (145,344)              (1,809,549)
                                                                     ===============    ===============    =====================

Basic weighted average common shares outstanding                         20,595,223         19,958,157               12,281,887
                                                                     ===============    ===============    =====================

Basic Loss per common share                                               $ (0.0109)         $ (0.0073)               $ (0.1473)
                                                                     ===============    ===============    =====================




        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
             FROM INCEPTION (JULY 08, 1998 THROUGH JANUARY 31, 2001

                                   (UNAUDITED)



                                                                               For the three months                 Inception
                                                                                 ended January 31,               (July 08, 1998)
                                                                        ------------------------------------        through
                                                                              2001                    2000     January 31, 2001
                                                                        -------------          -------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                       $  (225,444)             $ (145,344)      $ (1,809,549)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
              Depreciation and amortization                                  25,109                  23,739            121,865
              Issuance of stock for contract settlement                                                   -                500
              Accrued Interest Expense                                       86,783                       -            131,904
              Accrued Interest Income                                       (88,706)                 (4,480)          (165,458)
              Equity in net earnings (loss) of affiliates                  (176,858)                      -           (176,858)

Changes in Operating assets and liabilities:
              Receivables and other current assets                           (6,570)                 89,141            (25,174)
              Other assets                                                                                -            (61,104)
              Accounts Payable and Accrued Liabilities                        4,837                (142,157)           597,541
                                                                        -------------          -------------  -----------------
Net cash provided by/(used in) operating activities                        (380,849)               (179,101)        (1,386,333)


CASH FLOWS FROM INVESTING ACTIVITIES:


Net cash provided by/(used in) investing activities
              Loan Receivable, principally related parties                 (370,449)               (413,631)        (3,372,675)
              Purchase of property and equipment                                  -                       -            (41,066)
                                                                         -------------          -------------  ----------------
Net cash provided by/(used in) investing activities                        (370,449)               (413,631)        (3,413,741)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                                 50,000                (279,667)         2,622,599
  Short term borrowings                                                     577,413                       -            577,413
  Sales of common stock                                                     125,000                 577,088          1,605,195
                                                                       -------------          -------------    ----------------
Net cash provided by/(used in) financing activities                         752,413                 297,421          4,805,207
                                                                       -------------          -------------    ----------------

Effect of exchange rate changes on cash and cash eqivalents                       -                       -                386
                                                                       -------------          -------------    -----------------
Net increase (decrease) in cash and cash equivalents                          1,115                (295,311)             5,519
Cash and cash equivalents, beginning of period                                4,404                 350,019                  -
                                                                       -------------          -------------    -----------------
Cash and cash equivalents, end of period                                    $ 5,519                $ 54,708            $ 5,519
                                                                       =============          ==============    ================



Supplemental Schedule of noncash investing and financing activities:

Issuance of note for payment of license rights                                                       200,000
Issuance of shares for license rights                                                                274,779
Issuance of shares for dividend to affiliate                                                         325,221

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                JANUARY 31, 2001




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

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in GSI Technologies USA, Inc.'s 10K-SB as filed with the Securities and Exchange Commission.

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


NOTE 2 - REVENUE RECOGNITION

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

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                JANUARY 31, 2001





NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $225,444 and $145,344 for the three months ended January 31, 2001 and 2000 respectively as well as reporting net losses of $1,809,549 from inception (July 08, 1998) to January 31, 2001. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $380,849 and $179,101 for three months ended January 31, 2001 and 2000 respectively and has reported deficient cash flows from operating activities of $1,386,333 from inception (July 08, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($1,605,195) and short term borrowings (577,413). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for coming year.

NOTE 5 - Investment in Affiliates

     The Company's investments in affiliates consists of a 25% interest of Groupe Solcom, headquartered in France, which participates in the electronic advertising and interactive information display. The Company accounts for its 25% interest in Group Solcom using the equity method. Condensed financial information for investments in affiliiates accounted for under the equity method of accounting are summarized below.



                                                             January 31, 2001          January 31, 2000

Current assets                                                     1,337,718                  0
Other assets                                                         273,963                  0
                                                                --------------           --------------
                                                                   1,611,681                  0

Current liabilities                                                  874,037                  0
Shareholder's Equity                                                 737,644                  0
                                                                --------------           --------------
                                                                   1,611,681                  0

Net Sales                                                          1,512,452                  0
Gross profit                                                         984,456                  0
Net income                                                           707,433                  0




                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                JANUARY 31, 2001




NOTE 6 - Line of Credit

     The Company maintains a line of credit with a foreign financial institution to meet short term working capital needs which allows the Company to borrow up to $1,000,000 on an unsecured basis at the prime rate of interest (8.50 percent at January 31, 2001) plus 2.50 percent. At January 31, 2001, the Company had borrowed $577,413. This line of credit expires December 01, 2001.


NOTE 7 - STOCKHOLDER'S EQUITY

     During the three months ended January 31, 2001, the Company sold, through a private placement, 125,000 shares of Class B common stock at a price of $1.00 per share.

     The Company also canceled 12,000 shares during the three months ended January 31, 2001 which were previously issued at $1.10 through the exercise of warrants of which the entire $13,200 was not collected and previously reflected as a share subscription receivable.

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


Results from operations

3 months ending January 31, 2001 and 2000

     We are still in the development phase after starting up in 1999. During GSI's first quarter from November 1, 2000 to January 31, 2001, we incurred a loss of $225,444 or $0.0109 per share versus $145,344 or $0.0073 per share in the same period in 2000. The accumulated deficit to date during the development phase increased to $1,809,549 or $0.1473 per share.


Revenues

     $6,250 in revenues were recognized during the quarter versus nil in the same period in the prior year. This related to the sub-license sold to GSI Canada in May, 2000 and giving it commercialization rights for the territory of Canada. Since inception, revenue totals $602,659, primarily from product sales.

Cost of revenues and direct operating costs


     According to the master license agreement with GSI Canada, we owe 60% of the price of any sub-license we sell to a new licensee and this amount is payable to GSI Canada by the end of the calendar quarter in which the sub-license is granted. $3,750 in direct operating cost for the quarter, versus nil for the same quarter in the prior year, relates to the sub-license sold to GSI Canada in its particular role as sub-licensee for the entire territory of Canada. Since inception, cost of sales is $473,166, including $11,250 in royalties and $461,916 in product costs.

Operating expenses

     During the three months ended January 31,2001, we incurred $406,725 in operating expenses versus $149,824 in the same period in 2000, The increase is attributable primarily to an increase in management fees and salary expense.

     Since exception, operating expenses total $2,149,462 and these costs are primarily associated with the development of the company.

Other income

     During the three months ending January 31, 2001, $88,706 in interest was earned mainly on the outstanding loan to GSI Canada, while $86,783 in interest expense was incurred, of which $81,084 was for loans from shareholders and affiliated parties, $5,293 was accrued interest due on the short term credit facility with our principal bank, and $406 was interest due to another third party.

     $4,480 in interest was earned in the same period in 2000; no interest expense was incurred in the same period in 2000. Since inception a total of $165,466 in interest has been earned while $ 131,904 in expense has been incurred.

     Equity in the net earnings of our European affiliate was $176,858 for the period versus nil in the same period of 2000. This is discussed further below.

Liquidity and capital resources

     At January 31, 2001 we had $5,519 in cash. Cash used in operating activities during the three months ending January 31, 2001 was $380,849, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash used in investing activities during the period reflects additional short term loans to GSI Canada in the amount of $370,449.

     Cash provided from financing activities reflects a private placement in December in the amount of $125,000; as well as advances through January 31 of $577,413 in short-term bank credit provided by the Societe Generale, a leading bank in France, and an advance of $50,000 from a shareholder.

     In September, 2000, we entered into formal loan arrangements with a group of existing investors. At January 31, 2001, the total amount of these obligations, including interest, is $2,948,804. The promissory notes have a maturity date of September 7, 2001, bear interest at the rate of prime plus two per cent and are convertible at any time at the sole discretion of the Company into a certain number of shares for each holder. If converted, interest on the notes is waived. In the event of conversion, the total number of Class B common shares to be issued from treasury would be 2,581,584.

     The result of all activities during the three months ending January 31, 2001 was a net increase of $1,115 in our cash position.

     From inception, net cash used in operations has been $1,386,333. A total of $3,413,741 has been used in investing activities, while $4,805,207 has been provided by financing activities, including $1,605,195 from sales of common stock.

     With the additional funds received we continued to build up our New Media Division and by the end of January had also lent a total of $3,542,361 to GSI Canada, mainly in the form of special supplier financing. We also lent $20,028 to Groupe Solcom International France. This financial assistance enabled GSI Canada and its subsidiaries to complete initial installations on schedule and activate broadcasting on the Ivanhoe network. Considered a direct benefit to GSI's global marketing program for our GSITV.COM, The Total Vision Network concept, it is anticipated that GSI Canada will eventually sell the network either in whole or in part to an established media operator. The funding will also enable GSI Canada to maintain its R & D plan and to continue developing the business and distribution of our products and services in Europe via Groupe Solcom International France S,A.S., currently 75% owned by GSI Canada and 25% owned by GSI, and whose results of operations are discussed below.

     Cash requirements of about $400,000 are anticipated during our next fiscal quarter to April 30, 2001, as spending to sustain operations is currently running at about $125,000 a month. Our funding of GSI Canada is capped at $3.5 million.

     GSI Canada requires funding for its next project, which is to install 50 Citycolumns on certain properties managed by SITQ, a large Quebec-based real estate company. This must be obtained independently. With the forbearance of SITQ, the project has been delayed pending funding.

     We  also  continue  to  seek  additional  sources  of  funding  to  sustain operations on a longer term basis. On October 16, 2000, we engaged CIBC Investment Banking, a division of one of Canada's largest banks to assist us in the raising of the capital required to continue with our business plan. We are now also being assisted by another large international bank, which is providing short term funding. Pending closing a longer term financing transaction, bridge financing has been obtained in the form of an interim line of credit of $1,000,000 from the Paris Branch of the Societe Generale in France. $577,413 has been drawn through January 31, 2001. The line is available to December 1, 2001. Interest accrues at prime plus 2.5%. An offering of $2,000,000 in convertible debentures to the Societe Generale is under negotiation. We anticipate completing this transaction within the next 30 days. To sustain operations in the medium term, we also continue to seek out new investors and anticipate completing a number of private placements.


Investment in affiliates

     Our 25% interest in Groupe Solcom International France S.A.S is reflected as an investment in affiliates on the balance sheet. The value of this investment was $200,858 at January 31, 2001 versus nil in the same period of 2000. Total revenue generated by this affiliate during the period was $1,512,452, resulting in a net income of $707,433 versus nil in the same period of 2000.

Product sales and distribution and provision of services

     Under the master license acquired in October, 1999 from our Canadian affiliate, GSI Technologies (3529363 Canada Inc.), we have access to some of the most advanced technology currently available in the field of electronic advertising and interactive information display. The term of the master license is 5 years to October 26, 2004 and is automatically renewable for another 5 years at the sole discretion of GSI. The cost was $800,000, $200,000 paid in cash in November 1999; the balance in 600,000 of GSI's common shares.

     In addition to production capacity, through this continuing association with GSI Canada we also benefit from their ongoing research and development and the opportunity to broaden and enhance our product lines. All research and development continues to be conducted at GSI Canada and we have made no direct expenditures to date for the ongoing software enhancements. Currently sharing facilities with us at Place Mercantile in Montreal, we now anticipate that GSI Canada's R & D Group will be located in the new Cite Multimedia in Old Montreal along with our own New Media Group by May, 2001.

     Through this association with GSI Canada, we are able to offer a range of products designed around the concept of providing useful information and services in an attractive, convenient format to people in their everyday out-of-home environments. Products actually in production or in the prototype phase include the interior or Citycolumn display units, the exterior or Novacolumn display units often referred to as "urban furniture" or "street furniture" in the language of the major North American and European media operators and advertisers; and the transit shelter or Servicolumn units. We also recently launched a new indoor product called Digicolumn specially for interior wall space applications and designed around plasma screen technology.

     In addition to revenue from product sales, revenue will be generated from our core services. Creative services, principally in the form of message content, commenced in October, 2000. With a view to market development we are currently offering these services free of charge. We anticipate generating revenue from broadcasting, network management and maintenance, and technical support starting in April, 2001. We also anticipate revenue generation from special consulting contracts; as well as from the further sale of sub-licenses. We expect that, in certain cases, elements of the technology covered by the master license will be sold separately.

     As we ramp up our commercial operations, the business model we continue to favor is marketing and selling our products to the existing media companies. We believe this provides the best route to rapid deployment of our products and services globally over the longer term. In the context of our market development program in Europe, however, we have identified other avenues for exploiting our technology. We believe our technology is ideally suited to a range of applications in a broad, growing, global market; is adaptable to various forms of media operations; and is capable of serving the needs of both national and local advertisers. Most importantly, it provides an ideal multimedia-based application for new forms of display equipment coming on the market via major name brand suppliers.

     Our strategy, therefore, is to achieve substantial market penetration by going down two parallel paths: the distribution of our products and continuing core services via well-established channels, as well as through direct approaches to end users. Our targeted customers include the established media operators as well a variety of end users with common characteristics: major retailers and service providers seeking concentrated, intensive messaging to a number of sites. The latter market is still largely unexploited, represents the major growth opportunity, and presents the biggest challenge in the area of market development.

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

     Exploiting its pinpoint advertising capability, the Company is currently pursuing additional opportunities to directly serve:

o        Hospitals and Health Clinics
o        Pharmacies
o        Dealerships
o Chain distributors such as grocery, office supply, home renovations chains, restaurants, etc.
o        Banks
o        Post Offices
o        Theme Parks and Amusement Centers
o        Airport, Train, and Subway authorities


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

     The Company is in various stages of development in targeted geographic locations where financial and human resources, industry contacts and fruitful associations are available. In line with our marketing plan for our first year of operations, we concentrated on the North American market, focusing on significant opportunities identified in Canada. Accordingly, the first sub-license was granted to GSI Canada on May 4, 2000 to distribute GSI's products nationwide in Canada. The price for the sub-license was $250,000, payable in ten annual installments of $25,000 each. At this stage in our development, Europe is presenting the best opportunities for rapid deployment of our technology. We are currently focussing on this market and a sub-licensing structure is under negotiation in the context of our dual path marketing strategy for Europe. Pending completion, and in recognition of a planned acquisition which is discussed blow, we have authorized the use of our technology in France and Italy by our European affiliate.

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

Canada

     Primarily in Quebec, GSI Canada has assumed the role of media operator and acquired the right to install its products on sites managed by 3 major property managers and a large entertainment complex in Montreal operated by Canderel, a leading Canadian property developer.

     Barco has proposed that GSI Canada  collaborate  as a Value Added  Reseller
(VAR). An agreement was signed in February, 2001. Reflecting Barco's confidence in our technology and deployment concept, it calls for GSI to sell the equivalent of $8 million worth of Barco display products annually.

     Our initial focus continues to be on the interior market. Broadcasting operations have begun and content is gradually added to the showcase network of 32 CityColumns installed on Ivanhoe properties in Quebec and Ontario. Although no revenues have been generated to date we are confident local advertisers will be attracted.

     50 units remain to be installed on properties managed by SITQ, one of the largest property managers in the province of Quebec and wholly owned by the Caisse de Depots et Placements, the provincial pension fund. Originally to commence in October, 2000 with a planned completion date of December 31, 2000, with the concurrence of the property manager, installations have been delayed pending funding. This sale of one of our products to GSI Canada would generate an additional $850,000 in revenue to be followed by revenues from our ongoing services. GSI Canada is actively seeking an advertising media operator to participate in this transaction and to continue developing the Canadian indoor market for our products and services.

     Pending an agreement with a media operator, GSI Canada will continue to seek opportunities to make installations in Canada and to seek separate funding wherever possible. In addition to the Ivanhoe and SITQ contracts, a contract has been signed with Tulon Development Corporation, a major property manager in Eastern Canada, giving GSI Canada the right to install 14 Citycolumns on their properties, principally in the Maritimes. This also requires funding. Other major shopping center owners and property managers such as Cadillac Fairview, and Oxford are being approached by GSI Canada.

     On January 31, 2001, GSI Canada concluded a 10-year agreement with the Forum Entertainment Center, securing a mandate to conceive its WEB site and develop its consumer loyalty program using smart card technology as well as the right to install out-of-home advertising products in and around the Forum. The Montreal Forum is scheduled to open officially in April 2001.

     Each of these operations is an integral part of a turnkey project developed by GSI Canada for Canderel, a Montreal-based real estate developer and manager of the Forum. We will benefit directly from the sale of products and ongoing services. The following products will be displayed at the Forum: backlit posters, static display units in the restrooms, Digicolumn plasma screens, outdoor columns, giant outdoor LED screen, interior projection screen and a banner display system raised on the outside of the Forum. The services provided by GSI include the operation, maintenance, promotion and sales of the network advertising. Upon its opening in the spring of 2001, the Montreal Forum Entertainment Center will be the greatest cinema and amusement complex of its kind in Canada. Drawing upon its remarkable 70 years of history as the city's premier entertainment destination, the Forum combines sophisticated movie theaters, a giant screen theater, boutiques, theme restaurants, and high-tech games within a single unique and exceptional complex.


     The project with Canada Payphone Corporation (CPC), Canada's leading competitive payphone service provider has been deferred indefinitely due to funding issues and other business priorities. Although we still believe the project has great potential, it is uncertain it will be reactivated in the near term. On September 29, 2000, we had jointly announced our intention to form a joint-venture to market a new range of AT&T branded products. Under the agreement and joint business plan for the development of the market in Canada and internationally, GSI would integrate Canada Payphone Corporation's interactive payphones and Internet kiosks with its own range of display products being deployed on GSITV.COM, The Total Vision Network. Canada Payphone Corporation has developed an interactive full video payphone system, named Grapevine as well as an Internet kiosk with smart card reader called PIK . GSI Technologies would broadcast information and provide 24 hour management of the network content from its new facilities in the Cite Multimedia on Grapevine interactive phones and PIK Internet kiosks, in addition to its exiting electronic display products. Through its New Media Division, GSI would also produce all advertising and Internet content, marketing and e-commerce solutions.

USA

     Through our office in Orlando, Florida, theme parks and tourist centers are our primary target. All levels of government have been contacted and strong links established with Florida's "Enterprise Florida" program which was instrumental in developing the Milan, Italy territory under the US Department of Commerce umbrella. In May, 2001 the same agencies will be sponsoring GSI at the COMDEX Trade Fair in Mexico City. The Orlando Development Commission and the city of Orlando have made overtures about the availability of funds for training for our prospective employees. Meanwhile, with the support of these agencies we were able to submit offers of services to two local airports and the convention center, as well continuing to make headway with the local tourism industry. Our progress will improve with the availability of additional financial and human resources.



Europe

     Significant opportunities are being identified in Europe. The appetite in Europe for new technologies favors the development and installation of GSI's hi-tech products and services. Through them and the progress of our European affiliate, Groupe Solcom International France S.A.S., we are responding to increasing customer demand from, amongst others, the major participants in the out-of-home advertising industry and retail stores. Considered the most hospitable environments in Europe at this stage of our development, our focus is on France and Italy.

     We have also been collaborating in a pilot project with major participants in the out-of-home industry: Adshel and Barco. Concurrently, we are approaching end users directly and have received 2 orders from purchasers in Milan.

     In August, 2000, Clear Channel International formally requested GSI to participate in a pilot project network of large Barco supplied LED screens and the relatively new variety of plasma screens using our broadcasting technology, the initial sites being in France and Switzerland with the broadcasting and provision of creative services from our studio in Paris. Using the GSI Multimedia Pack, Clear Channel's Adshel division was able to announce on December 4, 2000 that it had won a major street furniture contract in Nantes, the sixth largest city in France.

     On November 21, 2000, we announced several strategic moves that open the doors to the large European market; first that we had entered into a major agreement with Adshel, a division of Clear Channel International and a world leader in urban advertising; secondly, that we had also lined up the participation of ITV, a French company specializing in the production of television programs and a member of CANAL+. And in order to offer financing to its customers, we had enlisted the support of Siemans Finance, a leading international financial institution.

     According to the strategic agreement with Adshel, GSI will provide Adshel with access to the GSI Multimedia Pack and related hardware on a global basis. GSI's unique broadcasting technology and integrated advertising solution will enable Adshel to: continuously broadcast targeted content such as information capsules, animated advertising spots and entertainment; frequently update the content by remote control; offer digital quality, interactivity and the possibility of integrating interactive services into its advertising display products. We expect to complete negotiations regarding the specific terms of the sale of the license for the GSI Multimedia Pack by the end of this month.

     GSI's technology is the inevitable solution, in our view the missing link in the modern out-of-home advertising chain. As information technology and related business models are evolving rapidly in line with computer technology, networking, telecommunications and the Web, GSI now offers a unique, integrated out-of-home advertising solution.

     Our technology has met all of Adshel's test requirements. This agreement provides GSI with a first-class stepping stone in Europe, paving the way for attractive contracts with multiple applications in major urban centres. This Master Software Access Agreement will open new markets and promising revenue potential for GSI in the years to come.

     Subsequent contracts to install networks in various public locations will be according to the size and type of screens deployed in the networks. We recently made a first public bid for a major service network in France, with the backing of prestigious partners such as Sony, France Telecom and ITV. The association with ITV, a member of Canal+, will provide GSI with quality French-language television content and information capsules of public interest that are frequently updated and targeted to the different regions across the country. GSI will provide the broadcasting medium, effectively integrating the information with the advertising loops transmitted to the interactive multimedia terminals from its broadcasting station in Paris.

     The partnership protocol with Siemens Finance makes available an advantageous leasing program for GSI's customers in the European Community. A flexible financial program, it features various facilities that will enable GSI's partners to update their equipment and remain at the leading-edge of technology.

     These three agreements are complementary, assuring us of reliable partnerships with major companies in the field of media and urban furniture, information content, and customer financing. They will greatly enhance the expansion of our technological platform in the European market and the efficiency of our operations both in Montreal and Paris.

     On February 8, 2001 GSI and Barco Daylight Display Systems, a world leader in large screen video and graphic display technology, announced that we had signed a Value Added Re-marketing agreement for Barco's Dlite LED display products. BARCO Group has headquarters in Kuurne, Belgium. Barco Prjoection Systems, of which Barco Display Systems is a business unit, is one of five major activities. Barco has a network of subsidiaries, distributors and agents in 97 countries throughout the world. Barco has been quoted on the Brussels Bourse since 1986.

     We are cooperating with Barco for the design and implementation of digital signage solutions world wide. Integrating two complementary products, GSI and Barco offer a complete turnkey solution for digital signage with street level advertising units. As our first step, this month we intend to install a prototype Servicolumn equipped with digital signage. ServiColumn is a customized, outdoor, self-contained unit that is designed to be incorporated in the display portion of transit shelters. A double-faced type of urban furniture, one face has a 7 sqm high-resolution daylight display (size: 5.87 ft x 4.40 ft); the other face has an Internet interactive kiosk.

     In addition to building relationships with media operators like Adshel and major suppliers like Barco, our European affiliate, Groupe Solcom International France, continues to identify end users for our products and services. Initial orders have been received from MCR Multimedia in Milan, Italy for the installation of a network of 97 projectors and screens in the city's metro system. Multimedia Hospital has also placed an order for us to set up a network of 70 plasma screens in their network of hospitals and surgical facilities. TreDWeB, a local networking and graphic arts firm was acquired by our European affiliate in January in order to manage installations and provide content via the GSI Multimedia Pack.

     On February 26, 2001, the Boards of Directors of both companies having approved the transaction in principle, we announced that we will be presenting an offer to the shareholders of 3529363 Canada Inc. ("GSI Canada") to acquire its interest in Groupe Solcom International France S.A.S.,("GSI Europe")by way of cash and a share exchange. The acquisition is subject to an independent evaluation and fairness opinion, final approval by the shareholders of each Company, and appropriate filings with regulatory authorities. We expect this transaction to be completed by June, 2001.

     This announcement superseded an earlier announcement of November 28, 2000. After careful consideration, the Board of Directors of GSI has concluded that this revised transaction will be more conducive to maintaining the focus on the commercialization of core products and services. Upon reaching a definitive agreement, we will file a registration statement with the Securities and Exchange Commission to register the Class B Common Stock required to effectively complete the transaction. The required filings will also be made with the "Commission des Valeurs Mobilieres du Quebec," or "CVMQ".

     As an important strategic step at this stage in the evolution of GSI, we believe it is in the interest of all of our stakeholders to fully integrate our rapidly growing operations in Europe. By strengthening our organization structure and focussing on our core business, we will improve our ability to raise the needed capital, more efficiently deploy the required financial and human resources, and thereby enhance shareholder value.

     Groupe Solcom International France S.A.S. ("GSI Europe") is a subsidiary of GSI Canada, which owns 75% of the company. Headquartered in Paris, it is deploying GSI's technology under a provisional license for the territory of Europe. GSI Europe's current operations are based in Paris, France and Milan, Italy, considered the most hospitable environments at this stage of its expansion. GSI Europe has been collaborating in pilot projects with major participants in the out-of-home advertising industry, principally Adshel and Barco. Concurrently, it is approaching potential end users directly.

     GSI Europe operates a graphic studio for 2D and 3D animation in Paris. Projects have been undertaken in France, Italy and Morocco. Initial orders have been received from MCR Multimedia in Milan, Italy for the installation of an interactive network in the city's subway. The value of the contract is US$1.7 million. GSI Europe has already received a letter of intent for the second phase of Milan's subway project for a potential sale value of US$5.4 millions. GSI Europe recently acquired TreDweb, a Milan-based networking and graphic arts firm, with 20 employees and annual revenues of US$ 1 million.

     On March 5, 2001 we announced the planned opening of a new office in the United Kingdom. To facilitate important contracts currently under negotiation in the UK, GSI USA will proceed with the installation of a fully operational broadcast studio and sales center in London. Complementing activities in Paris and Milan, we expect our new facilities in London will be operational by May 1st, 2001.


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

     We remain party to one proceeding initiated by another party, a Mr. Jacques Biron, against GSI Canada, GSI, our President, and others in the Superior Court of the Province of Quebec, District of Montreal. An amount of $98,766 in Canadian dollars has been claimed for our alleged failure to pay a commission and consequent damages relating to negotiations with GSI Canada for an acquisition. We have retained legal counsel in Montreal, Mr. Marc Cote of Labelle, Boudrault, Cote & Associates, who advises that, in his opinion, Mr. Biron's case against the company is without merit; that he has no right in law to sue GSI Technologies USA Inc.

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

None.

Item 4.  Submission of matters to vote of security holders
----------------------------------------------------------

None.

Item 5.  Other information
--------------------------

     On February 16, 2001, we announced several management changes and two new appointments to the Board of Directors:

     Mr. James A. Hone, who has served as the Company's Chief Financial Officer since its founding in 1999, took on a new mandate as Special Advisor to the CEO. In this consulting capacity, he will focus on several key strategic projects related to the integration of GSI's affiliated entities and to long-term financing. He will continue to guide the Company's business planning process and assist Management and the Board in the area of corporate governance. He continues to serve as a member of the Board of Directors.

     Mr. Sylvain Ethier, C.A. was appointed interim Chief Financial Officer. He is 37. A founding partner in the accounting firm of Pontbriand, Roy, Ethier, and a member of the Order of Chartered Accounts of Quebec, he qualified as a chartered accounted in 1987. The firm serves mainly small and medium-sized businesses. He was an audit team leader with Adam Authier Boyer from 1985 to 1987 and with Ernst & Young from 1987 to 1992. He is a past President of the Association of Businesspeople of St-Hubert and member of the Board of Directors of the South Shore Chamber of Commerce. A graduate of the University of Quebec, he has completed his B.S. in accounting in 1985.

     Dr. Jean-Paul Cajolais, Vice President Marketing & Director of Operations USA, joined the Board of Directors. Based at the Company's headquarters in Orlando, Florida, Mr. Cajolais' primary responsibility is developing the market for the Company's products and services in the United States. Prior to joining GSI in early 2000, he managed and was a consultant to institutions of higher learning. More recently, Dr. Cajolais has been a consultant for HUD in Washington, DC, coordinating training and employment services. He is currently Chairman of the Programs' Committee of the Mid-Florida Tech College, Chairman of the Orlando International School, Board Member of the Orlando International Fashion Academy, Board Member of the Disadvantaged Population Advisory Committee, Director of the Central Florida Drug Information Group and Board Member of the Center for Drug Free Living. Dr. Cajolais is also Notary Public for the State of Florida and the Province of Quebec International Court Appointee, Designated Official of the United-States Department of Justice (Immigration and Naturalization Services) and Arbitrator for the Better Business Bureau. Mr. Cajolais is a graduate of the University of Montreal with a Ph.D. in Education (Instructional Design) and a Masters Degree in Business Education (Business and Industry training). He is 61.

     Mr. Rene Arbic, President of Bridgepoint International Inc., joined the Board of Directors. He is 47. On retiring in 1997 after a 25-year career in operations and sales with Bell Canada and Stentor, the former Canadian alliance of telecommunications carriers, he launched a successful telecommunications consulting firm. He then co-founded Bridgepoint International, a rapidly growing innovator in the field of shared networking facilities, voice and date switching, and local technical support. Bridgepoint centers are currently in operation in Montreal, Toronto, Calgary, and Vancouver, as well as in New York and Los Angeles. The Company is now listed on the Toronto Stock Exchange and plans to expand in internationally.


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

Dated:  March 19, 2001              GSI TECHNOLOGIES USA INC.


                               By:   /s/  Michel de Montigny
                                     --------------------------------
                                        Michel de Montigny

                                        Chief Executive Officer