Form 10-Q
period 2001-04-30
GSI TECHNOLOGIES USA INC /DE
filed 2001-06-14
CIK 1105862

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2001.

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of June 14,2001, there were 21,076,636 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Business Disclosure Format (Check one): Yes [ ] No[X]

                              INDEX TO FORM 10-QSB
                              --------------------
                      For the Quarter Ended April 30, 2001
                      ----------------------------------------



                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of April 30, 2001                                        3

     Statement of Operations for the Three and Six Months
     ended April 30, 2001 and 2000                                             4

     Statements of Cash Flows for Three and Six Months
     and Since Inception To April 30, 2001 and 2000                            5

     Notes to Financial Statements for the                                 6 - 8
     Six Months Ended April 30, 2001.

Item 2. Management's Discussion and Analysis                               9- 16

PART II. OTHER INFORMATION
                                                                              17
Item 1. Legal Proceedings

Item 2. Changes in Securities                                                 17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial statements
-----------------------------



                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                AT APRIL 30, 2001

                                   (UNAUDITED)



           Assets

Current Assets


     Cash and cash equivalents                                                              $17,548
     Receivables, net (principally related party                                          4,025,340
     Other current assets
                                                                                   -----------------
       Total current assets                                                               4,042,888
Property and equipment, net                                                                  36,917
Investment in affiliates                                                                    244,408
Intangible assets, net                                                                      331,045
Other assets                                                                                 61,105
                                                                                   -----------------
       Total assets                                                                       4,716,363
                                                                                   =================

            Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable                                                                       576,338
     Defferred Revenue                                                                      102,500
     Notes Payable (principally related party)                                            4,136,051
     Other current liabilities                                                              100,572
                                                                                   -----------------
       Total current liabilities                                                          4,915,461

Stockholder's Deficit

     Common Stock, class A, $1.00 par value; authorized                                          -
          5,000,000 shares; issued and outstanding none
     Common Stock, class B, $.001 par value; authorized                                      21,077
          55,000,000 shares; issued and outstanding - 21,076,636

     Paid in Capital                                                                      1,964,398
     Deficit accumulated during the development stage                                    (2,184,961)
     Accumulated other comprehensive income                                                     388
                                                                                  ------------------
       Total Shareholder's Equity                                                          (199,098)

        Total liabilities and shareholder's equity                                     $  4,716,363
                                                                                  ==================




        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2001 AND 2000
              FROM INCEPTION (JULY 08, 1998 THROUGH APRIL 30, 2001

                                   (UNAUDITED)




                                                                                                                 Period
                                                                  Three months                Six months      of inception
                                                                 ended April 30,             ended April 30,  July 06, 1998 to
                                                    ---------------------------- --------------------------
                                                        2001           2000          2001          2000        April 30, 2001
                                                    -------------  ------------- ------------  ------------   -------------

Revenues                                               $ 126,043            $ -    $ 132,293           $ -       $ 728,702

Cost of Sales                                             60,343              -       64,093             -         533,509
                                                    -------------  ------------- ------------  ------------   -------------

Gross Profit                                              65,700              -       68,200             -         195,193

Operating Expenses:
       Marketing                                          41,143              -       69,838        15,949         279,577
       Management and administrative fees                239,733        178,497      472,223       241,061         978,945
       Salaries and related costs                         61,982                     108,794                       208,619
       Rent                                                9,853         24,130       24,636        36,560         138,949
       Financing expense                                  10,000                      10,000                       169,132
       Professional fees                                  10,255         10,697       21,751        18,970         142,112
       Consulting                                                                                                  304,647
       Depreciation                                        2,600                       3,900                         4,293
       Amortization                                       23,879         23,739       47,688        47,478         144,051
       Travel                                             29,001         11,986       37,761        17,909          47,290
       Other selling, general and administrative          54,404         28,758       92,985        49,703         214,699
                                                    -------------  ------------- ------------  ------------   -------------
          Total operating expenses                       482,850        277,807      889,577       427,630       2,632,315

          Loss before other income (expense)            (417,150)      (277,807)    (821,376)     (427,630)     (2,437,121)

Other income (expense):
       Interest income (principally related party)       105,756          8,119      194,462        12,599         271,222
       Interest expense (principally related party)     (106,566)                   (193,349)                     (238,470)
       Equity in net earnings (loss) of affiliates        42,550                     219,408                       219,408
                                                    -------------  ------------- ------------  ------------   -------------
          Total other income (expense)                    41,740          8,119      220,521        12,599         252,160


                                                    -------------  ------------- ------------  ------------   -------------
Net Loss                                                (375,410)      (269,688)    (600,856)     (415,031)     (2,184,961)
                                                    =============  ============= ============  ============   =============

Basic weighted average common shares outstanding      20,788,768     20,185,472   20,689,767    20,070,565
                                                    =============  ============= ============  ============

Basic Loss per common share                            $ (0.0181)     $ (0.0134)   $ (0.0290)    $ (0.0207)
                                                    =============  ============= ============  ============



        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2001 AND 2000
              FROM INCEPTION (JULY 08, 1998) THROUGH APRIL 30, 2001

                                   (UNAUDITED)

                                                                                                 Inception
                                                                           For the six months   (July 08, 1998)
                                                                           ended January 31,      through
                                                             ----------------------------------
                                                                 2001             2000          April 30, 2001
                                                             -------------    -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                              $ (600,856)      $ (415,031)     $ (2,184,960)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
         Depreciation and amortization                             51,588           47,478           148,344
         Issuance of stock for contract settlement                  5,000                -             5,500
         Accrued Interest Expense                                 193,349                -           238,470
         Accrued Interest Income                                 (194,462)         (12,599)         (271,214)
         Equity in net earnings (loss) of affiliates             (219,048)               -          (219,048)

Changes in Operating assets and liabilities:
         Receivables and other current assets                    (134,472)          70,868          (153,076)
         Other assets                                                   -                -           (61,104)
         Accounts Payable and Accrued Liabilities                 189,630         (138,203)          782,334
                                                             -------------    -------------    --------------

Net cash provided by/(used in) operating activities              (709,271)        (447,487)       (1,714,755)


CASH FLOWS FROM INVESTING ACTIVITIES:


Net cash provided by/(used in) investing activities
         Loan Receivable, principally related parties            (655,743)        (163,401)       (3,657,969)
         Purchase of property and equipment                          (459)               -           (41,525)
                                                             -------------    -------------    --------------

Net cash provided by/(used in) investing activities              (656,202)        (163,401)       (3,699,494)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                       50,000         (279,667)        2,622,599
  Short term borrowings                                         1,103,617                -         1,103,617
  Sales of common stock                                           225,000          577,100         1,705,195
                                                             -------------    -------------    --------------

Net cash provided by/(used in) financing activities             1,378,617          297,433         5,431,411
                                                             -------------    -------------    --------------

Effect of exchange rate changes on cash and cash eqivalents             -                -               386
                                                             -------------    -------------    --------------

Net increase (decrease) in cash and cash equivalents               13,144         (313,455)           17,548
Cash and cash equivalents, beginning of period                      4,404          350,019                 -
                                                             -------------    -------------    --------------

Cash and cash equivalents, end of period                         $ 17,548         $ 36,564          $ 17,548
                                                             =============    =============    ==============

Supplemental Schedule of noncash investing and financing activities:

         Issuance of note for payment of license rights                                              200,000
         Issuance of shares for license rights                                                       274,779
         Issuance of shares for dividend to affiliate                                                325,221

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 APRIL 30, 2001




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

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

     Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings
(loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 APRIL 30, 2001


NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $600,556 for the six months ended April 30, 2001 (unaudited) as well as reporting net losses of $2,184,961 from inception (July 08, 1998) to April 30, 2001 (unaudited). As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $709,271 for the six months ended April 30, 2001 (unaudited) respectively and has reported deficient cash flows from operating activities of $1,714,755 from inception (July 08, 1998) (unaudited). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($1,705,195) and short term borrowings (1,103,617). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for coming year.

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


                                                             April 30, 2001            April 30, 2000
Current assets                                                     2,759,077                   0
Other assets                                                       3,316,783                   0
                                                             --------------            --------------
                                                                   6,075,860                   0

Current liabilities                                                2,202,148                   0
Other liabilities                                                  2,977,279
Shareholder's equity                                                 896,433                   0
                                                              --------------           --------------
                                                                   6,075,860                   0

Net Sales                                                          2,803,386                   0
Gross profit                                                       2,156,356                   0
Net income                                                           877,634                   0


                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 APRIL 30, 2001




NOTE 6 - Line of Credit

     The Company maintains a line of credit with a foreign financial institution to meet short term working capital needs which allows the Company to borrow up to $1,150,000 on an unsecured basis at the prime rate of interest (8.50 percent at January 31, 2001) plus 2.50 percent. At April 30, 2001, the Company had borrowed $1,103,617. This line of credit expires December 01, 2001.

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


Results from operations

3 months ending April 30, 2001 and 2000

     We are still in the development phase after starting up in 1999. During GSI's second quarter from February 1, 2001 to April 30, 2001, we incurred a loss of $375,410 or $0.0181 per share versus $269,688 or $0.0134 per share in the same period in 2000. The accumulated deficit to date during the development phase increased to $2,184,961 or $0.1779 per share.


Revenues

     $126,043 in revenues were recognized during the quarter, versus nil in the same period in the prior year. This is related to the sale of products, as well as a sub-license sold to Groupe Solcom International France S.A.S. ("Groupe Solcom") giving it commercialization rights for the territory of London, England, Nantes, France and a sub-license sold to GSI Technologies ("GSI Canada") giving it commercialization rights for the territory of Canada. Since inception, revenue totals $728,702, primarily from product sales.

Cost of revenues and direct operating costs


     According to the master license agreement with GSI Canada, we owe 60% of the price of any sub-license we sell to a new licensee and this amount is payable to GSI Canada by the end of the calendar quarter in which the sub-license is granted. We have incurred $60,343 in direct operating cost for the quarter, versus nil in the same quarter in the prior year. Since inception, cost of sales is $533,509, including $59,250 in royalties and $474,259 in product costs.

Operating expenses

     During the three months ended April 30,2001, we incurred $482,850 in operating expenses versus $277,807 in the same period in 2000, The increase is attributable primarily to an increase in management fees and salary expense.

     Since exception, operating expenses total $2,632,315 and these costs are primarily associated with the development of the company.

Other income

     During the three months ending April 30, 2001, $105,756 in interest was earned mainly on the outstanding loan to GSI Canada, while $106,566 in interest expense was incurred. This amount includes, $80,705 for loans from shareholders and affiliated parties, $25,861 for interest and charges on the short term credit facilities with our principal bank of which, $9,653 was accrued interest.

     Since inception a total of $271,222 in interest has been earned while $ 238,470 in expense has been incurred.

     Equity in the net earnings of our European affiliate was $42,550 for the period versus nil in the same period of 2000. This is discussed further below.

Liquidity and capital resources

     At April 30, 2001 we had $17,548 in cash. Cash used in operating activities during the six months ending april 30, 2001 was $709,271, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash used in investing activities during the period reflects additional short term loans to GSI Canada in the amount of $655,743.

     Cash provided from financing activities during the period was $225,000 and includes a private placement in April 2001 in the amount of $100,000; as well advances through April 30 of $1,103,617 in short-term bank credit were provided by the Societe Generale, a leading bank in France.

     In September, 2000, we entered into formal loan arrangements with a group of existing investors. At Apri 30, 2001, the total amount of these obligations, including interest, is $3,029,509. The promissory notes have a maturity date of September 7, 2001, bear interest at the rate of prime plus two per cent and are convertible at any time at the sole discretion of the Company into a certain number of shares for each holder. If converted, interest on the notes is waived. In the event of conversion, the total number of Class B common shares to be issued from treasury would be 2,581,584.

     The result of all activities during the six month period ending April 30, 2001 was a net increase of $13,144 in our cash position.

     From inception, net cash used in operations has been $1,714,755. A total of $3,699,494 has been used in investing activities, while $5,431,411 has been provided by financing activities, including $1,705,195 from sales of common stock.

     Since the beginning of 2001, we have been refocusing our activities to concentrate on our core business.

     Through our affiliate, GSI Canada, last summer we successfully installed 32 CityColumns as phase one of our pilot project for shopping centres owned by the Ivanhoe Group. Based on the results of this pilot project, we have refined our concept and adjusted our marketing strategy and product development program. Operating as the media operator, GSI Canada has been able to measure the impact of our concept on advertising customers, advertising agencies, and target consumers.

     On March 6, 2001, we sold a license to Groupe Solcom for $1,000,000, payable in 10 annual instalments of $100,000. Groupe Solcom is owned 75% by GSI Canada and 25% by GSI. Other sales of licenses are planned in the European Community. Other pilot projects have been successfully completed by Groupe Solcom.

     During the quarter, Groupe Solcom successfully completed the installation of 80 projection systems for their client, the MCR Multimedia Group, which use the GSI Multimedia Pack to broadcast animated advertising images in the Milano, Italy subway system. The installations have been well received, and Groupe Solcom is now proceeding with phase 2 of the project.

     Groupe Solcom has also completed a pilot project with the Societe Generale Bank, installing a network of plasma-screen based DigiColumns. An order for 50 DigiColumns has been received from the bank.

     Cash requirements of approximately $400 000 are anticipated during our next fiscal quarter to July 31, 2001, as spending to sustain operations is currently running at $125 000 per month.

     Lending to GSI Canada is now capped at $4.0 million, an increase of $500,000 from the previously authorized level. A repayment program has been developed. GSI Canada has commenced a restructuring program, abandoning its activities in the computer business and disposing of or ceasing other non-core activities. GSI Canada is also seeking a buyer of the Ivanhoe network as well as other assets.


     We continue to seek additional sources of funding to sustain operations for the long-term. We have engaged a European investment firm to raise up to $5,000,000 in capital. The Societe Generale, a major France Bank, is providing short-term funding, pending the closing of long-term financing. $1,103,617 has been drawn through April 30, 2001. The line of credit is available to December 1, 2001 and interest accrues at prime plus 2.5%.




Investment in affiliates

     Our 25% share in Group Solcom is reflected as an investment in affiliates on the balance sheet. The value of this investment was $ 244,408 at April 30 versus nil for the same period of 2000. The total revenue generated by Groupe Solcom during the period was $ 2,803,386, a net increase of $2,803,386 versus nil at the same period of 2000.

Product sales and distribution and provision of services

     Under the master license acquired in October 1999, from our Canadian affiliate, GSI Canada we have access to one of the most advanced technologies currently available in the field of information broadcast and electronic advertising and information interactive display. The term of the license is 5 years to October 26th, 2004 and is automatically renewable for another 5 years at the sole discretion of GSI. The cost was $800,000, $200,000 paid in cash in November 1999; the balance in $600,000 worth of GSI'S common shares.

     GSI Canada's R&D department continues to enhance the GSI Multimedia Pack in response to the market tests on installations in Montreal, Paris, and Milano. Now working in our principal office facilities, they have completed the latest version (1.4) of the GSI Multi-Media Pack, and will fully integrate its billing manager module, by August 31st 2001.

     Working in conjunction with GSI Canada's R & D department, our New Media division, has fully integrated its E-Commerce Software in order to be able to offer transactional capabilities via our products, further enhancing their potential for acceptance in the fast-evolving market place.

     The prototype phase has been completed and we are now marketing the following products:

     o Citycolumn: an indoor display unit indoor/advertising unit, with interactive kiosk capability.

     o Transacolumn: an indoor display advertising unit with transactional e-column kiosks and ATM cash machine.

     o    Skycolumn: a large outdoor full video advertising LED screen.

     o    Projecolumn:   an  indoor  advertising   display  unit  which  used  a
          projecting system.

     o    Digicolumn: a display kiosk using plasma screens.


     Our objective is to ramp up revenues from sales of these products, as well as revenues from broadcasting, production of content, technical support, maintenance, and consulting contracts.

     In April 2001, we sold licenses and operating systems to More Group UK, a part of the Adshel Group, a division of Clear Channel International. We are currently installing our broadcasting facilities in London as previously announced on March 5th, 2001. We will be serving the More Group in 2 cities, Bristol and Swindon, in the first phase. Activities in other cities in the UK are in the planning phase. We anticipate that our ongoing association with Adshel will help us to identify the principal media operators in the various countries in Europe, Asia, and the Americas and continue to ramp up our commercial operations.

     Our management team has refined our market penetration strategy. The world's large media groups are only beginning to convert from conventional static advertising to full video motion and interactive two-way systems. We are, therefore, concentrating on selling license agreements with large, local media operators. The networking feature of our concept and the variety of our products enables us to customize state-of-the-art applications for reaching consumers-"What do you want to say to your consumer today and where?"

     As a pioneer in the advertising media industry, GSI is rapidly gaining experience in the application of all aspects of our concept, ranging from the design of the display products, to the software that drives them to the content advertisers are seeking. Interest in our technology and networking concept is growing, particularly from the suppliers of display equipment. Potential partners have been identified in the fields of telecommunications, banking, ATM services, and the Internet.

     Our business development has entered a crucial phase. By signing agreements with Adshel in the outdoor and indoor out of home market, we need to deploy our studio and broadcast installations to support their massive market penetration.

Canada


     The sale of a sub-license to our affiliate GSI Canada was completed in May 2000 for the territory of Canada. The sale of the license was $250 000 payable in 10 annual instalments of $25 000 a year. Primarily in Quebec, GSI Canada has assumed the role of media operator and acquired the right to install its products on sites managed by 3 major property managers (Ivanhoe, SITQ, and Tulon), and a large entertainment complex in Montreal operated by Canderel, a leading Canadian property developer. Negotiations are proceeding with the Government of Quebec for the deployment of our Citycolumn product throughout the Province for government communication purposes. Our affiliate continues to seek financing in order to complete the planned installations.

     An agreement was signed with Barco in February 2001 for GSI Canada to collaborate as a Value Added Reseller (VAR). Reflecting Barco's confidence in our technology and deployment concept it calls for GSI to sell the equivalent of $8 million worth of Barco display products annually.


USA

     Through our office in Orlando, Florida, the parks and tourist centres are our primary target. All levels of government have been contacted and strong links established with Florida's "Entreprise Florida" program have been established. Being under the US Department of Commerce umbrella was instrumental in our being able to develop the Milan, Italy market opportunity.

     In June 2001, we again participated in the "Entreprise Florida," which organized a commercial mission at the Comdex Trade fair in Mexico.

     GSI was very well received and the reaction to our technology positive.

     The  sale of a  license  agreement  in  Mexico  is in  progress,  which  we anticipate closing by June 30th 2001. Part of our strategy consists in installing a GSI broadcast studio in Mexico City in order to commercialize our technology and products throughout South America. We plan to continue participating on the "Entreprise Florida" Team, in July 2001, in the missions to Argentina, Brazil, and Chile.


Europe

     Significant opportunities are being identified in Europe. The appetite in Europe for new technologies favors the development and installation of GSI's hi-tech products and services. Through these opportunities and the progress of our European affiliate, Groupe Solcom, we are responding to increasing customer demand from, amongst others, the major participants in the out-of-home advertising industry and retail stores. Considered the most hospitable environments in Europe at this stage of our development, our focus is on France, England, Italy, and Portugal.

     After a successful presentation in August 2000 in the city of Nantes, with our partners Adshel (Clear channel) the French division of Adshel won the tender and announced the implementation of 7 LED screens, 150 Internet kiosks, and 10 multi-media columns for December 2001.

     Working in conjunction with the Adshel sales force, GSI is planning to install broadcast systems and a production Center. This project will become a flagship concept for our partners that can be extended to other major cities worldwide. We anticipate the sub-license agreement will be completed shortly. GSI would also benefit from a production contract and fees from the maintenance of the network. We have proposed a 10 year contract.

     Groupe Solcom has completed its test project with Societe Generale to deploy a network of plasma screens. Financing is being sought for the first phase of the project to install 50 units.

     Other significant opportunities are being pursued in France. In April 2001, Groupe Solcom acquired a second entity, a French company, PROVIDENCE TECHNOLOGIQUE. This company has developed a unique and futuristic touch screen, which can be useful in public sites such as shopping Centers, museums, administrative buildings, etc. This touch screen is managed by versatile and friendly user software named Icos. Groupe Solcom is confident that this integration of the new touch screen with the GSI MULTIMEDIA PACK will be highly advantageous. The commercial representatives and the distributors of Groupe Solcom will do the marketing of this product.

Italy

     In January 2001, Groupe Solcom acquired an Italian company, TREDWEB S.R.L., which specialises in the creation of web sites and 3D animation. With this acquisition, the company has successfully penetrated the Italian market and has recruited experts in the field of animation. Supported by the GSI team, a wide-ranging project is underway: the installation of multimedia projectors using the GSI Multimedia Pack to broadcast animated advertising on the walls of the Milan subway system. The team is now in Phase 2 of the project. TREDWEB SRL also has contracts with major companies operating in Italy such as Young & Rubicam, Dlu. BDDO. ALMADEDIA. Touring Club and other large accounts for a turnover of US$750,000.

     Groupe Solcom has also concluded or is in the process of concluding several agreements in Italy with several major companies:

     April 21, 2001, with SERENAM srl: This Italian company is doing business in outdoor advertising, mainly in Milan and Rome. It manages both the advertising site and the sale of advertising. The 3 year agreement is to provide SERENAM with 35 LED screens (6mX3m) in the current year, as well as licenses for the GSI MULTIMEDIA PACK and servers. SERENAM is forecasting orders of a minimum of 10 LED screens in the following years.

     April 21, 2001, with HGV ADVERTISING srl: This Italian company specializes in the sale of advertising and 3D animation. It has obtained several contracts with supermarkets such as Conad Pianeta, Gabrielli Group, Conad Lazio, Auchan Pescara and This D. Puglia for the implementation of a network of plasma screens in supermarkets. Groupe Solcom has entered into a 6-year agreement for the creation of a joint company named OMNIKEY. This company will realize the implementation of the plasma screens network and the software to enable the broadcasting in supermarkets. The partners plan to implement their network in more than 650 supermarkets in the central area of Italy.

     May 17 2001, with PIELLEFFE srl: This Italian company specializes in the management of major projects in Italy. They also developed a impressive contact network at the national level. This company is seeking a partnership with Groupe Solcom for the creation of a joint company to be called W.A.Waiting Advertising. The purpose of this company will be to present tenders for important projects such as the installation of plasma screens for the Telebingos in Italy, for the COOP, the airport of Rome, Bologna, Torino; as well as for the metros of Rome and Naples.

     May 28 2001, with INFORMATICA E TELECOMUNICAZIONI (I e T): This Italian company manages and maintains data processing systems and networks in Italy. They are also involved in the research and development of telecommunication solutions. I e T intends to sign an agreement with Groupe Solcom for the installation and the maintenance of the LED screens network and for plasma screens, as well as for the maintenance of the servers for the network. I e T is also interested in acquiring a license from PROVIDENCE TECHNOLOGIQUE to manufacture touch screens in Italy. Research and development works could also be carried out by I e T in their new installations in the suburbs of Rome. I e T is the largest computer company in Italy.

Portugal

     May 24, 2001, Groupe Solcom signed an agreement with COMPTA S.A. of Lisbon for the creation of a new company, which will be 50% owned by Groupe Solcom and 50% by COMPTA S.A. The creation of this new company is planned to be completed in June 2001. The partners have already started work on establishing a Multimedia studio in Lisbon and the training of the sale representatives.

     COMPTA, through its subsidiary, Spectacolor, is involved in the sale of advertising for the rail trains and already operates dynamic outdoor advertising. The Portugese market is growing rapidly. The COMPTA's group includes many subsidiaries in the field of telecommunication, networking, computer hardware, It also owns a investment company. The COMPTA's group is a leader in Portugal. This agreement with this high-ranging partner is excellent for Groupe Solcom's development prospects in Europe.


     On February 26th 2001, we announced our intent to acquire the remaining 75% of Groupe Solcom that is owned by GSI Canada by way of cash and a share exchange. This proposed transaction was conditional on the approval of our shareholders and regulatory authorities, due diligence, and the obtaining of the necessary financing. We were not able to raise the required financing.

     On May 16 2001, GSI's Board received a formal offer from Groupe Solcom to acquire all GSI's outstanding shares including stock options and warrants. We anticipate that before June 30, 2001, the Board will receive the full tender package, including a fairness opinion and a valuation package from external auditors.

     After receiving the required documentation, the Board will provide its recommendations to GSI's shareholders. A majority vote of the company's shareholders is required. Groupe Solcom also presented an offer to the shareholders of GSI Canada.

The offer consists of the following:

     - Six (6) shares for every outstanding common share (including all stock options) of GSI Canada, a privately-held corporation;

     - One (1) share of common stock for every two (2) outstanding shares of GSI's Class B Common Stock (including all issued and outstanding warrants and stock options);

     Concurrently, Groupe Solcom, announced it intends to file a registration statement with the US Securities and Exchange Commission (the `'SEC") and apply to NASDAQ to have its shares quoted. This transaction is conditional on:

     -    Satisfactory due diligence by Groupe Solcom, GSI Canada, and GSI;

     -    Formal evaluations of Groupe Solcom, GSI Canada, and GSI;

     - The approval of all regulatory authorities including the SEC and Quebec Securities Commission;

     -    A fairness opinion;

     -    Approval by the Board of Directors of GSI Canada and GSI;

     - Approval by GSI Canada's and GSI's shareholders representing a minimum of 66.66% of the outstanding shares of GSI Canada and GSI.


The main objective is to unify the enterprise in order to offer global results to all shareholders and stakeholders.

                           PART II - OTHER INFORMATION

Item 1.  Legal proceedings
--------------------------

Legal proceeding

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

None.

Item 3.  Defaults upon senior securities
----------------------------------------

None.

Item 4.  Submission of matters to vote of security holders
----------------------------------------------------------

None.

Item 5.  Other information
--------------------------

     On April 18, 2001, J. Michel de Montigny resigned as Chairman of the Board of GSI, to allow him to concentrate on business development internationally. Mr. de Montigny remains CEO and President of the Corporation, and member of the Board.

     The Board of directors nominated unanimously Mr. Rene Arbic as the new Chairman. Mr. Arbic is President of Bridgepoint International Inc., joined the Board of directors. He is 47. On retiring in 1997 after a 25-year career in operations and sales with Bell Canada and Stentor, the former Canadian alliance of telecommunications carriers, he launched a successful telecommunications-consulting firm. He then co-founded Bridgepoint International, a rapidly growing innovator in the field of shared networking facilities, voice and date switching, and local technical support. Bridgepoint Centers are currently in operation in Montreal, Toronto, Calgary and Vancouver as well as in New York and Los Angeles. The Company is now listed on the Toronto Stock Exchange and plans to expand in internationally.




Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

The following exhibits are contained in this 10-QSB:

   None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 14, 2001              GSI TECHNOLOGIES USA INC.

                               By:   /s/  Michel de Montigny
                                     --------------------------------
                                        Michel de Montigny
                                        Chief Executive Officer