Form 10QSB
period 2001-07-31
GSI TECHNOLOGIES USA INC /DE
filed 2001-09-21
CIK 1105862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 2001.

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ] No[ ]

     As of September 14,2001, there were 21,076,636 shares of the issuer's $.001 par value common stock issued and outstanding

Transitional Business Disclosure Format (Check one): Yes [ ] No[X]

                              INDEX TO FORM 10-QSB
                              --------------------
                      For the Quarter Ended July 31, 2001
                      ----------------------------------------

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of July 31, 2001                                         3

     Statement of Operations for the Three and Nine Months
     ended July 31, 2001 and 2000                                              4

     Statements of Cash Flows for Three and Nine Months
     and Since Inception To July 30, 2001 and 2000                             5

     Notes to Financial Statements for the                                   6-8
     Nine Months Ended July 31, 2001.

Item 2. Management's Discussion and Analysis                                9-16

PART II. OTHER INFORMATION
                                                                              17
Item 1. Legal Proceedings

Item 2. Changes in Securities                                                 17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                  17-18

Item 6. Exhibits and Reports on Form 8-K                                      18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial statements
-----------------------------

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                AT JULY 31, 2001

                                   (UNAUDITED)
                                     Assets

Current Assets
     Cash and cash equivalents                                                    $    21 650
     Receivables, net (principally related party)                                   2 492 921
     Other current assets                                                               9 868
                                                                        ----------------------

       Total current assets                                                         2 524 439
Property and equipment, net                                                            60 656
Investment in affiliates                                                              441 414
Intangible assets, net                                                                307 306
Other assets                                                                           61 105
                                                                        ----------------------

       Total assets                                                                 3 394 919
                                                                        ======================


            Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable                                                                 625 348
     Deferred Revenue                                                                  60 000
     Notes Payable (principally related party)                                      3 029 510
     Other current liabilities                                                        125 808
                                                                        ----------------------
       Total current liabilities                                                    3 840 666

 Stockholders' Deficit
     Common Stock, class A, $1.00 par value; authorized
                                                                                            -
          5,000,000 shares; issued and outstanding none
     Common Stock, class B, $.001 par value; authorized                                23 391
          55,000,000 shares; issued and outstanding - 23,390,780
     Paid in Capital                                                                1 964 398
     Deficit accumulated during the development stage                              (2 433 923)
     Accumulated other comprehensive income                                               388
                                                                        ----------------------

       Total Shareholders' Deficit                                                   (445 747)
                                                                        ======================

        Total liabilities and shareholder's equity                              $   3 394 919


Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2001 AND 2000
              FROM INCEPTION (JULY 08, 1998 THROUGH JULY 31 30, 2001

                                   (UNAUDITED)
                                                         Three months                 Nine months             Period of
                                                        ended July 31,              ended July 31,            inception
                                                                                                            July 06, 1998
                                                  ---------------------------  --------------------------        to
                                                      2001           2000          2001          2000       July 31, 2001
                                                  -------------   -----------  ------------- ------------  ----------------
Revenues                                               $48 750    $250 000         $181 043     $250 000        $  777 452

Cost of Sales                                           27 977     150 000           92 070      150 000           561 486
                                                  -------------   -----------  ------------- ------------  ----------------
Gross Profit                                            20 773     100 000           88 973      100 000           215 966

Operating Expenses:
Marketing                                               12 024                       81 862       15 949           291 601
Management and administrative fees                     127 809     126 903          600 031      352 015         1 106 753
Salaries and related costs                               6 159                      114 952                        214 777
Rent                                                   129 866      31 920          154 503       68 480           268 816
Financing expense                                                                    10 000                        169 132
Professional fees                                      117 061     283 071          138 812      302 041           259 173
Consulting                                              40 246                       40 246                        344 893
Depreciation                                             3 847                        7 747                          8 140
Amortization                                            24 070      23 739           71 758       71 217           168 121
Travel                                                   4 256      14 226           42 017       32 135            51 546
     Other selling, general and administrative          70 733      52 498          163 718      118 151           285 432
                                                  -------------   -----------  ------------- ------------  ----------------
Total operating expenses                               536 071     532 357        1 425 646      959 988         3 168 384

Loss before other income (expense)                    (515 299)   (432 357)      (1 336 673)    (859 988)       (2 952 418)

Other income (expense):
Interest income (principally related party)             90 114       7 934          284 576       20 533           361 336
Interest expense (principally related party)           (20 785)    (17 021)        (214 134)     (17 021)         (259 255)
Equity in net earnings (loss) of affiliates            197 006                      416 414                        416 414
                                                  -------------   -----------  ------------- ------------  ----------------
Total other income (expense)                           266 335      (9 087)         486 856        3 512           518 495


                                                  -------------   -----------  ------------- ------------  ----------------
Net Loss                                              (248 963)    (441 444)      (849 817)    (856 476)       (2 433 923)
                                                  =============   ===========  ============= ============  ================

Basic weighted average common shares                21 076 636   20 185 472     20 689 767   20 185 472
outstanding
                                                  =============   ===========  ============= ============

Basic Loss per common share                       $    (0,0118)    $(0,0219)     $ (0,0411)    $(0,0424)
                                                  =============   ===========  ============= ============


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2001 AND 2000
              FROM INCEPTION (JULY 08, 1998) THROUGH JULY 31, 2001
                                   (UNAUDITED)
                                                                         For the nine months                Inception
                                                                          ended July 31,                July 08/98 through
                                                                      2001               2000              July 31, 2001
                                                                ----------------   ----------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                   $ (849 817)        $ (856 476)           $  (2 433 923)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
           Depreciation and amortization                                79 506             71 217                  176 262
           Issuance of stock for contract settlement                     5 000                -                      5 500
           Accrued Interest Expense                                    214 134                -                    259 255
           Accrued Interest Income                                    (284 576)               -                   (361 328)
           Equity in net earnings (loss) of affiliates                (416 414)               -                   (416 414)

Changes in Operating assets and liabilities:
           Receivables and other current assets                        (69 084)            24 177                  (87 688)
           Other assets                                                    -             (234 746)                 (61 104)
           Accounts Payable and Accrued Liabilities                    163 452             52 967                  756 156
                                                                ----------------   ----------------    ---------------------

Net cash provided by/(used in) operating activities                 (1 157 799)          (942 860)              (2 163 284)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities
           Loan Receivable, principally related parties                928 421         (1 455 814)              (2 073 805)
           Purchase of property and equipment                          (28 376)               -                    (69 442)
                                                                ----------------   ----------------    ---------------------

Net cash provided by/(used in) investing activities                    900 045         (1 455 814)              (2 143 247)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                            50 000           (279 667)               2 622 599
  Short term borrowings                                                    -            1 776 154                      -
  Sales of common stock                                                225 000            577 100                1 705 195
                                                                ----------------   ----------------    ---------------------

Net cash provided by/(used in) financing activities                    275 000          2 073 587                4 327 794
                                                                ----------------   ----------------    ---------------------

Effect of exchange rate changes on cash and cash equivalents               -                  -                        386
                                                                ----------------   ----------------    ---------------------

Net increase (decrease) in cash and cash equivalents                    17 246           (325 087)                  21 650
Cash and cash equivalents, beginning of period                           4 404            350 019                      -
                                                                ----------------   ----------------    ---------------------

Cash and cash equivalents, end of period                             $  21 650          $  24 932             $     21 650
                                                                ================   ================    =====================

Supplemental Schedule of noncash investing and financing activities:

           Issuance of note for payment of license rights                                                          200 000
           Issuance of shares for license rights                                                                   274 779
           Issuance of shares for dividend to affiliate                                                            325 221


Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                  JULY 31, 2001

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


NOTE 2 - REVENUE RECOGNITION

     Revenue from sales of display units are recorded at the time the units are delivered. Revenues from sub-licensing the master licensing agreement are recognized over the term of the sub-licensing agreement.

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

NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $849,817 for the nine months ended July 31, 2001 (unaudited) as well as reporting net losses of $2,433,923 from inception (July 08, 1998) to July 31, 2001 (unaudited). As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $1,157,799 for the nine months ended July 31, 2001 (unaudited) respectively and has reported deficient cash flows from operating activities of $2,163,284 from inception (July 08, 1998) (unaudited). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($1,705,195) and short term borrowings (2,622,599). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

Item 2.  Management's discussion and analysis
---------------------------------------------

Forward looking statements.

     This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. ___ When used in this report, the words "believe," "expect," ___ "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including without limitation, the overall strength of the national securities markets, the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required, technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

Overview

     GSI Technologies USA ("GSI USA") specializes in broadcasting solutions principally for advertisers and others seeking to extend their reaching power for their commercial and public service messages. Holder of a world-wide license, GSI's proprietary software, hardware, and advanced broadcasting systems respond to their needs. In providing access to its remote control broadcasting capability, GSI USA enable users to transmit and receive full-motion video, graphics, and audio on an array of attractive, durable and interactive indoor and outdoor display products.

Results from operations

9 months ending July 31, 2001 and 2000

     GSI USA is still in the development phase after starting up in 1999. During GSI's third quarter from May 1, 2001 to July 31, 2001, GSI USA incurred a loss of $248,963 or $0.0118 per share versus a loss of $441,444 or $0.0219 per share in the same period in 2000. The accumulated deficit to date during the development phase increased to $2,433,923 or $0.1654 per share.

Revenues

     $48,750 in revenue was recognized during the quarter, versus $250,000 for the same period in the prior year. This is related to the sale of products, as well as a sub-license sold to Groupe Solcom International France S.A.S. ("Groupe Solcom") giving it commercialization rights for the territory of London, England, Nantes, France and a sub-license sold to GSI Technologies ("GSI Canada") giving it commercialization rights for the territory of Canada. Since inception, revenue totals $777,452, primarily from product sales.

Cost of revenues and direct operating costs

     According to the master license agreement with GSI Canada, GSI USA owns 60% of the price of any sub-license it sells to a new licensee. This amount is payable to GSI Canada by the end of the calendar quarter in which the sub-license is granted its sub-license. GSI USA has incurred $27,977 in direct operating cost for the quarter, versus $150,000 for the same quarter in the prior year. Since inception, cost of sales is $561,486, including $231,500 in royalties and $329,986 in product costs.
                                        8

Operating expenses

     During the three months ended July 31, 2001, GSI USA has incurred $536,071 in operating expenses versus $532,357 for the same period in 2000. The increase is attributable primarily to an increase in rent charges and consulting fees.

     Since inception, operating expenses total $3,168,384. These costs are primarily associated with the development of the company.


Other income

     During the three months ending July 31, 2001, $90,114 in interest was earned mainly on the outstanding loan to GSI Canada, while $20,785 in interest was incurred. This amount includes $80,705 for loans from shareholders and affiliated parties.

     Since inception a total of $361,336 in interest has been earned.

     Equity in the net earnings of our European affiliate was $197,006 for the period versus nil for the same period of 2000. As explaned further below.

Liquidity and capital resources

     At July 31, 2001 GSI USA had $21,650 in cash. Cash used in operating activities during the nine months ending July 31, 2001 was $1,157,799, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash provided by investing activities during the period reflects additional short-term loans to GSI Canada in the amount of $900,045.

     Cash provided from financing activities during the period of $275,000 reflects a private placement as well as funding provided by issuance of Notes Payable.

     In September 2000, GSI USA entered into formal loan arrangements with a group of existing investors. At July 31, 2001, the total amount of these obligations, including interest, is $3,029,510. The promissory notes have a maturity date of September 7, 2001, bear interest at the rate of prime plus two per cent and are convertible at any time at the sole discretion of the Company into a certain number of shares for each holder. If converted, interest on the notes is waived. In the event of conversion, the total number of Class B common shares to be issued from treasury would be 2,314,150 plus 434,336 Warrants.

     The result of all activities during the nine-month period ending July 31, 2001 was a net increase of $17,246 in our cash position.

     From inception, net cash used in operations has been $2,163,284. A total of $2,143,247 has been used in investing activities, while $4,327,794 has been provided by financing activities, including $1,705,195 from sales of common stock.

MANAGEMENT DISCUSSION AND ANALYSIS


     Since the beginning of 2001, GSI USA has been refocusing our activities to concentrate on our core business.

     Through its affiliate, GSI Canada, last summer GSI USA installed, successfully, 32 CityColumns as phase one of our pilot project for shopping centers owned by the Ivanhoe Group. Based on the results of this pilot project, we have refined our concept and adjusted our marketing strategy and product development program. Operating as the media operator, GSI Canada has been able to measure the impact of our concept on advertising customers, advertising agencies, and target consumers.

     On March 6, 2001, GSI USA sold a license to Groupe Solcom for $1,000,000, payable in 10 annual installments of $100,000. Groupe Solcom is owned 75% by GSI Canada and 25% by GSI. Other sales of licenses are planned in the European Community. Groupe Solcom has successfully completed other pilot projects.

     During the quarter, Groupe Solcom successfully completed the installation of 80 projection systems for their client, the MCR Multimedia Group, which use the GSI Multimedia Pack to broadcast animated advertising images in the Milan, Italy subway system. The installations have been well received, and Groupe Solcom is now proceeding with phase 2 of the project.

     Groupe Solcom has also completed a pilot project with the Societe Generale Bank, installing a network of plasma-screen based DigiColumns. An order for 50 DigiColumns has been received from the bank.

     Cash requirements of approximately $450,000 are anticipated during our next fiscal quarter to October 31, 2001.

     The Board capped to $4 million funding to its affiliate GSI Canada, additionally it has structured a repayment program that began during the quarter. As of July 31st, GSI Canada has repaid the sum of $1,865,419.

     GSI USA continues to seek additional sources of funding to sustain long-term operations. We have engaged various investment firms to raise up to 5 millions in capital. We are also in negotiation with some of our business partners that announced their interest in participating in GSI capital structure, GSI USA believes it will be able to conclude discussion before the end of the next quarter. The Societe Generale, a major French Bank, had provided us with short-term funding totaling $1,140,000 through, a line of credit at prime plus 2%. GSI USA has reimbursed the totality of our draw on June 21, 2001.

Investment in affiliates

     Our 25% share in Groupe Solcom International from SAS is reflected as an investment in affiliates on the balance sheet. The value of this investment was $441,414 at July 31st versus nil for the same period of 2000.

Product sales and distribution and provision of services

     Under the master license acquired in October 1999, from our Canadian affiliate, GSI Canada, GSI USA has access to one of the most advanced technologies currently available in the field of information broadcast and electronic advertising and information interactive display. The term of the license is 5 years to October 26th, 2004 and is automatically renewable for another 5 years at the sole discretion of GSI. The cost is $800,000, $200,000 paid in cash in November 1999; the balance in $600,000 worth of GSI'S common shares.
                                       10

     GSI Canada's R&D department continues to enhance the GSI Multimedia Pack Software, in response to the market test application on installations in Montreal, Paris, and Milan. The R&D team has been working overtime in order to deliver a full operational new version for September 17th 2001.

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

     In April 2001, GSI USA sold licenses and operating systems to the More Group UK, part of the Adshel Group, a division of Clear Channel International. We are currently installing our broadcasting facilities in London as previously announced on March 5th, 2001. GSI USA is serving the More Group in 2 cities, Bristol and Swindon, in the first phase and will be operational in October 2001. Activities in other cities in the UK are in the planning phase. GSI USA anticipates that the ongoing association with Adshel will help to identify the principal media operators in the various countries in Europe, Asia, and the Americas and continue to ramp up our commercial operations.

     Our management team has refined our market penetration strategy. The world's large media groups are only beginning to convert from conventional static advertising to full video motion and interactive two-way systems. GSI USA is, therefore, concentrating on selling license agreements with large, local media operators. The networking feature of its concept and the variety of its products enable us to customize state-of-the-art applications for reaching consumers-"What do you want to say to your consumer today and where?"

     As a pioneer in the advertising media industry, GSI USA is rapidly gaining experience in the application of all aspects of our concept, ranging from the design of the display products, to the software that drives them to the content advertisers. Interest in our technology and networking concept is growing, particularly from the suppliers of display equipment. Potential partners have been identified in the fields of telecommunications, banking, ATM services, and the Internet service providers.

    Our business development has entered a crucial phase. By signing agreements with Adshel in the outdoor/indoor out of home market, GSI USA needs to deploy its studio and broadcast installations to support its massive market penetration.

Canada

     The sale of a sub-license to our affiliate GSI Canada was completed in May 2000 for the territory of Canada. The sale of the license was $250 000 payable in 10 annual installments of $25 000 a year. Primarily in Quebec, GSI Canada has assumed the role of media operator and acquired the right to install its products on sites managed by 3 major property managers (Ivanhoe, SITQ, and Tulon), and a large entertainment complex in Montreal operated by Canderel, a leading Canadian property developer. Negotiations are proceeding with the Government of Quebec for the deployment of our Citycolumn product throughout the Province for government communication purposes. Our affiliate continues to seek financing in order to complete the planned installations.

     An agreement was signed with Barco in February 2001 for GSI Canada to collaborate as a Value Added Reseller (VAR). Reflecting Barco's confidence in our technology and deployment concept it calls for GSI to sell the equivalent of $8 million worth of Barco display products annually. They are currently pursuing negotiations with Pattison, becoming the official sales agency of advertising products in Canadian territory.

         Two other media implementation are in progress with Canadian participation through a strategic alliance with American AAC ATM Corporation, and retail operators.

         The project consists in deploying between 250 and 1 000 units of a service ATM machine combining Internet access and full motion video advertising concept. Our affiliate anticipates a closing before the end of next quarter.

USA

         The Orlando Office continues its successful "piercing" of its many different target markets.

         On the local scene, Dr. Jean-Paul Cajolais, VP Marketing/Director of Operations (Americas) has been elected President of the Canadian American Business Association (Chamber of Commerce) upon returning from a very important and meaningful commercial mission, accompanying the Governor of Florida, the Honorable Jeb Bush, Mr. Richard Crotty, Chairman of Orange County, Mr. Michael, Fitzgerald, President of the Business Development Division of Enterprise Florida, Mr. Raymond Gilley, President/CEO of the Metro Orlando Economic Development Commission of Mid-Florida, and the various US Ambassadors in each Country.

         The group was hosted by the Presidents and dignitaries of each country. In Argentina,
                  Dr. D. Fernando de la Rua, President
                  Mr. James D. Walsh, U.S. Ambassador in Argentina
                  Dr. Domingo Cavallo, Minister of Economy
                  Mr. Enrique Olivera, President Banco de la Nacion Argentina.

         In Chile, the group was hosted by

                  Mr. Ricardo Lagos Escobar
                  Mr. J. Carragher, U.S. Charge d'Affaires in Chile
                  Mr. John A. Harris, Commercial Counselor, Santiago, Chile

         In Uruguay, Dr. Cajolais was among a "selected part" of the delegation hosted by,

                  Dr. Jorge Batlle Ibanex, President of Uruguay


         On this journey, the goals of GSI were to make GSI viable in opening new markets and finding new interested parties (buyers) for licensing rights. The main objectives were to be first in these markets, develop sales organization through partnerships, secure the master licensees in each country described and, secure all possible sub-licensees and major sensitive markets represented.

         Today's situation is that the Federal Government, through OPIC department has demonstrated their support of GSI to extend abroad their services and expertise, and particularly in the South and Central Americas, as well as Mexico, where both the Federal and mainly the State of Florida hold major stakes in the Import/Export with those countries and are probably the next countries to join NAFTA.

         GSI USA has so far identified and began negotiating "partnerships" in Chile, Argentina, Uruguay, Brazil and Mexico. GSI USA is now ready to sign Licenses Owners and form participative "Newcos" with them, insuring a steady stream of revenues from licensing and a major share of each country's major projects, i.e., Subways, Airports, Commercial Centers and overall advertising, as well as the cooperative management of their network.

         GSI USA has also identified and began negotiations with the major players in different areas of advertising in each country for the purchase of sub-licenses and the cooperative management of their network. In this context, GSI USA has, so far, determined the required budgets, assigned the appropriate staff, established the priorities and the sequential development for optimum results.

         Meanwhile, in the State of Florida with one of our new partners, Publicidad Sarmiento, from Chile and Argentina, we have begun to develop and prepare to deploy an "Urban Information Project" in Miami, Florida. Upon successful completion of the Miami portion, a possible 3 more cities are presently in negotiation.

         Farther away from home, in Deya, Bulgaria, negotiations are going strong for the sale of one Master License, the formation of a cooperative "Newco" to develop and deploy in that country, sell sub-licenses and jointly manage their networks.

         In Mexico, which GSI USA reported in July, meetings are currently being held with the Government of the State of Cancun and a partner, ISA Corporativo from Mexico, for the entire state. Also, negotiations are held concurrently with Grupo Aeropuerto Centro Norte and Grupo Aeropuerto Pacifico and the same partner
(ISA). The objective is to deploy in a total of 24 to 28 airports and manage these networks.

         Several potential sub-licenses buyers have been identified and will be signed as soon as the Master License Agreement is completed.

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


     Working in conjunction with the Adshel's sales force, GSI USA is planning to install broadcast systems and a production Center. This project will become a flagship concept for our partners that can be extended to other major cities worldwide. We anticipate the sub-license agreement will be completed shortly. GSI would also benefit from a production contract and fees from the maintenance of the network. We have proposed a 10-year contract.

     The start up of Nantes project will begin in October 2001, GSI USA has agreed on a 1-year test contract for the maintenance of network and the production of content; the value of basic contract is $300, 000 USD.

         Groupe Solcom has completed its test project with Societe Generale to deploy a network of plasma screens. Financing is being sought for the first phase of the project to install 50 units.

     In April 2001, Groupe Solcom International acquired Providence Technologique. This company has developed a unique and futuristic touch screen, which can be useful in public sites such as shopping Centers, museums, administrative buildings, etc. This touch screen is managed by versatile and friendly user software we named Icos.

         Providence Technologique has completed an agreement with Bank of Bilbao VIZCAYA, installing surveillance equipment for value of 100,000 EUROS.

         Groupe Solcom France signed a formal contract with Rond Point/Minute pub for city of Amiens, Lehaure, Chamberry, Rennes for a value of 200,000 EUROS.

         Other agreements are in negotiation with le Stade de France for installation of LED Screens.

         The ServiColumns have retained a lot of attention in the tourism sector as well as the shopping malls industries. A joint venture with the firm Multivisu has been signed for usage of GSI Software in their projects in France.

Italy

     In January 2001, Groupe Solcom acquired an Italian company, TREDWEB S.R.L., which specializes in the creation of web sites and 3D animation. With this acquisition, the company has successfully penetrated the Italian market and has recruited experts in the field of animation. Supported by the GSI team, a wide-ranging project is underway: the installation of multimedia projectors using the GSI Multimedia Pack to broadcast animated advertising on the walls of the Milan subway system. The team is now in Phase 2 of the project. TREDWEB SRL also has contracts with major companies operating in Italy such as Young & Rubicam, Dlu, BDDO, ALMADEDIA, Touring Club and other large accounts for a turnover of US$750,000.

         TREDWEB has signed an agreement with Yong and Rubican Milano for networking services value of 150, 000 EURO.

         Groupe Solcom has also concluded or is in the process of concluding several agreements in Italy with several major companies:

     April 21, 2001, with SERENAM srl: This Italian company is doing business in outdoor advertising, mainly in Milan and Rome. It manages both the advertising site and the sale of advertising. The 3-year agreement is to provide SERENAM with 35 LED screens (6mX3m) in the current year, as well as licenses for the GSI MULTIMEDIA PACK and servers. SERENAM is forecasting orders of a minimum of 10 LED screens in the following years.

         Implementation start up is anticipated for October 2001:

     April 21, 2001, in tandem with HGV ADVERTISING srl: a company specializing in the sale of advertising and 3D animation, GSI USA has obtained several contracts with supermarkets such as Conad Pianeta, Gabrielli Group, Conad Lazio, Auchan Pescara and This D. Puglia for the implementation of a network of plasma screens in supermarkets. Groupe Solcom has entered into a 6-year agreement for the creation of a joint company named OMNIKEY. This company will realize the implementation of the plasma screens network and the software to enable the broadcasting in supermarkets. The partners plan to implement their network in more than 650 supermarkets in the central area of Italy.

     Implementation start up is anticipated before end of September 2001:


     May 17 2001,with PIELLEFFE srl: an Italian company specialized in the management of major projects in Italy. They also developed an impressive contact network at the national level. This company is seeking a partnership with Groupe Solcom for the creation of a joint company to be called W.A.Waiting Advertising. The purpose of this company is to present tenders for important projects such as the installation of plasma screens for the Telebingos in Italy, for the COOP, the airport of Rome, Bologna, Torino; as well as for the metros of Rome and Naples.

         The joint venture will be divided at 50/50 with GSI USA. Installation of offices in Roma will be operational for beginning of October 2001.

     On May 28th 2001, Groupe Solcom International has entered into formal agreement with INFORMATICA E TELECOMUNICAZIONI after due diligence and further negotiations decision was taken not to pursue this venture.

On August 27th, Groupe Solcom International completed an agreement with SINAGI Corporation for implantation of 1 300 screens in Newspaper kiosk first phase 300 kiosks before end of year 2001, value of contract 3, 400,000 EURO, plus broadcast contract for production of content for 10 years.


Portugal

     May 24, 2001, Groupe Solcom signed an agreement with COMPTA S.A. of Lisbon for the creation of a new company, which will be 50% owned by Groupe Solcom and 50% by COMPTA S.A. The creation of this new company is planned to be completed in June 2001. The partners have already started work on establishing a Multimedia studio in Lisbon and the training of the sale representatives.

     COMPTA, through its subsidiary, Spectacolor, is involved in the sale of advertising for the rail trains and already operates dynamic outdoor advertising. The Portugese market is growing rapidly. The COMPTA's group includes many subsidiaries in the field of telecommunication, networking, computer hardware, COMPTA also owns a investment company. The COMPTA's group is a leader in their field in Portugal. This agreement with this high-ranking partner is excellent for Groupe Solcom's development prospects in Europe.

         Start up date anticipated for October end 2001.

Spain

         In August 2001, Groupe Solcom International has entered into an agreement with Media Trans one of the 5 largest advertising groups in the world to commercialize TV News content in transportation sector in Europe and South America. Other projects are currently in negotiation with Media Trans.

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

None.

Item 4.  Submission of matters to vote of security holders
----------------------------------------------------------

None.

Item 5.  Other information
--------------------------

Montreal, September 19, 2001 - Rene Arbic, chairman of the board of directors of GSI Technologies USA Inc. ("GSI USA"), announced today that Groupe Solcom International France S.A.S., will not proceed with the offer to acquire all of the issued and outstanding shares of GSI USA and that the board of directors of GSI USA approved the following resolutions:

WHEREAS on or around November 28, 2000, a letter of intent had been deposited by GSI USA in order to acquire the share capital of GSI Canada (3529363 Canada Inc.),

WHEREAS on or around February 26, 2001, GSI USA had deposited a letter of intent to acquire the share capital of Groupe Solcom International France S.A.S.

WHEREAS on or around May 16, 2001, Groupe Solcom International France S.A.S. had deposited a letter of intent to acquire the share capital of GSI Canada (3529363 Canada Inc.) and GSI USA.

Pursuant to a feasibility study, due diligence, an evaluation of the current status of the economic markets, the Board of directors of GSI USA decided not to proceed with the above stated transactions. The board of directors of GSI USA will advise of new intentions and plans shortly.

GSI USA also announced today that Michel de Montigny has resigned as Chief Executive Officer. Mr. de Montigny has accepted to continue to serve GSI USA as a director and advisor. Mr. Rene Arbic, chairman of the board of directors of GSI USA was appointed Chief Executive Officer of GSI. USA's board of directors is now comprised of 4 members, 1 of whom is external.

The board of directors would like to express its appreciation for Mr. de Montigny's leadership and contribution to the GSI USA and is pleased that Mr. de Montigny has agreed to continue to serve GSI USA as a board member.

The Board has also selected a replacement date for annual meeting to be held on February 15th 2002.


Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

The following exhibits are contained in this 10-QSB:

   None.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Dated:  September 21st, 2001              GSI TECHNOLOGIES USA INC.

                                    By:   /s/  Rene Arbic
                                          --------------------------------
                                          Rene Arbic
                                          Chief Executive Officer