Form 10QSB
period 2001-10-31
GSI TECHNOLOGIES USA INC /DE
filed 2002-03-04
CIK 1105862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2001.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to ________

COMMISSION FILE NUMBER: 0-31229

                            GSI TECHNOLOGIES USA INC.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                              Delaware 65-0902449
         -------------------------------------------------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

    2001 McGill College Avenue, Suite 1310, Montreal, Quebec H3A 1G1 Canada
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000




                                                                            PAGE


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Balance Sheet as of October 31st 2001                                    3


     Statements of Cash Flows for Three and Nine Months
     and Since Inception To October 31st, 2001 and 2000                       5

     Notes to Financial Statements for the                                 9-17
     Nine Months Ended October 31st, 2001.

Item 2. Management's Discussion and Analysis                              18-25

PART II. OTHER INFORMATION                                                   26
Item 1. Legal Proceedings

Item 2. Changes in Securities                                                26

Item 3. Defaults Upon Senior Securities                                      26

Item 4. Submission of Matters to a Vote of Security Holders                  26

Item 5. Other Information                                                    27

Item 6. Exhibits and Reports on Form 8-K                                     27

Signature                                                                    28

                                           GSI TECHNOLOGIES USA INC.
                                     (A COMPANY IN THE DEVELOPMENT STAGE)
                                         NOTES TO FINANCIAL STATEMENTS
                                           OCTOBER 31, 2001 AND 2000

                                                                         October 31, 2001    October 31, 2000
                                                                        ------------------  ------------------

                                     ASSETS
                                     ------

Current Assets
  Cash and cash equivalents                                             $           6 019   $           4 404
  Receivables, net (principally related party)                                  1 619 292           3 096 664
  Other current assets                                                                  -                 918
                                                                        ------------------  ------------------

    Total current assets                                                        1 625 311           3 101 986
Property and equipment, net                                                        36 248              40 568
Intangible assets, net                                                            283 567             378 522
Other assets                                                                       19 908              61 104
                                                                        ------------------  ------------------

    TOTAL ASSETS                                                                1 965 034           3 582 180
                                                                        ==================  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts payable                                                                733 080             531 319
  Deferred Revenue                                                                 17 500
  Notes Payable (principally related party)                                        68 273           2 822 720
  Other current liabilities                                                       176 321              56 385
                                                                        ------------------  ------------------

    Total current liabilities                                                     995 174           3 410 424

 Stockholder's Equity
  Common Stock, class A, $1.00 par value; authorized                                    -                   -
       5,000,000 shares; issued and outstanding none in 2001 and 2000
  Common Stock, class B, $.001 par value; authorized                               24 502              20 544
       55,000,000 shares; issued and outstanding - 24,502,134 and
       20,543,636 shares respectfully
  Paid in Capital                                                               5 118 419           1 748 131
  Receivable from the sale of stock                                                     -             (13 200)
  Deficit accumulated during the development stage                             (4 173 450)         (1 584 105)
  Accumulated other comprehensive income                                              388                 386
                                                                        ------------------  ------------------

    Total Shareholder's Equity                                                    969 859             171 756

    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                          $       1 965 034   $       3 582 180
                                                                        ==================  ==================

                                           GSI TECHNOLOGIES USA INC.
                                     (A COMPANY IN THE DEVELOPMENT STAGE)
                                         NOTES TO FINANCIAL STATEMENTS
                                           OCTOBER 31, 2001 AND 2000

                                                                                                  Period of
                                                                                                  inception
                                                         Year Ended          Year Ended       July 06, 1998 to
                                                      October 31, 2001    October 31, 2000    October 31, 2001
                                                     ------------------  ------------------  ------------------
Revenues                                             $         229 793   $         596 409   $         826 202

Cost of Sales                                                  121 797             469 416             591 213
                                                     ------------------  ------------------  ------------------

Gross Profit                                                   107 997             126 993             234 990

Operating Expenses:
       Marketing                                                92 298             209 739             302 037
       Management and administrative fees                      707 533             506 722           1 214 255
       Salaries and related costs                              229 770              99 825             329 595
       Rent                                                    250 904             114 313             365 217
       Financing expense                                        15 000              30 342             174 132
       Professional fees                                        91 992              42 044             212 352
       Consulting                                               31 914             304 647             336 561
       Depreciation                                              3 893                 393               4 286
       Amortization                                             95 382              95 062             191 745
       Travel                                                   46 361               9 529              55 890
       Other selling, general and administrative               187 791              71 482             309 505
                                                     ------------------  ------------------  ------------------
          Total operating expenses                           1 752 839           1 484 098           3 495 575

          Loss before other income (expense)                (1 644 842)         (1 357 105)         (3 260 586)

Other income (expense):
       Interest income (principally related party)             317 275              76 760             394 035
       Interest expense (principally related party)           (111 596)            (45 121)           (156 717)
       Loss on Affiliate Note Receivable                    (1 033 652)
       Equity in net earnings (loss) of affiliates             (25 000)
       Foreign exchange gain (loss)                            (54 562)
       Loss on disposal of assets                              (36 968)

                                                     ------------------  ------------------  ------------------
          Total other income (expense)                        (944 503)             31 639            (912 864)

                                                     ------------------  ------------------  ------------------
Net Loss                                                    (2 589 345)         (1 325 466)         (4 173 450)
                                                     ==================  ==================  ==================

Basic weighted average common shares outstanding            22 403 444          20 149 092
                                                     ==================  ==================

Basic Loss per common share                          $         (0,1156)  $         (0,0658)
                                                     ==================  ==================

                                           GSI TECHNOLOGIES USA INC.
                                     (A COMPANY IN THE DEVELOPMENT STAGE)
                                         NOTES TO FINANCIAL STATEMENTS
                                           OCTOBER 31, 2001 AND 2000

                                                        Accumulated       Accumulated
     Common Class A                      Receivable    Deficit during        other            Total
-------------------------    Paid in     from sale      Development      Comprehensive    Shareholder's
    Shares        Amount     Capital      of stock         Stage         Income/(loss)       Equity
---------------  --------  -----------  ------------  ----------------  ---------------  ---------------


             -   $     -   $        -   $         -   $             -                    $            -


    18 085 472    18 085            -                               -                            18 085


       500 000       500            -                               -                               500


       384 700       385      384 315                               -                           384 700



       600 000       600      599 400                               -                           600 000

                             (325 221)                                                         (325 221)



        18 000        18       17 982                               -                            18 000



        20 200        20       20 180                               -                            20 200


                                                             (258 639)                         (258 639)

    19 608 372    19 608      696 656             -          (258 639)                -         457 626
---------------  --------  -----------  ------------  ----------------  ---------------  ---------------



       417 818       418      417 400                                                           417 818


       148 639       149      148 490                                                           148 639


        10 643        11       10 632                                                            10 643


        75 000        75       74 925                                                            75 000


                                       GSI TECHNOLOGIES USA INC.
                                 (A COMPANY IN THE DEVELOPMENT STAGE)
                                    NOTES TO FINANCIAL STATEMENTS
                                       OCTOBER 31, 2001 AND 2000

        51 264        51       56 339                                                            56 390


        23 000        23       25 277                                                            25 300


        12 000        12       13 188       (13 200)                                                  -


       126 900       127      228 293                                                           228 420


        70 000        70       76 930                                                            77 000

                                                           (1 325 466)                       (1 325 466)
                                                                                    386             386

    20 543 636   $20 544   $1 748 131   $   (13 200)  $    (1 584 105)  $           386  $      171 756
---------------  --------  -----------  ------------  ----------------  ---------------  ---------------

       125 000       125      124 875                                                           125 000
       (12 000)      (12)     (13 188)       13 200                                                   -
       (24 764)      (25)     (27 216)                                                          (27 240)
        25 000        25        4 975                                                             5 000
       400 000       400       99 600                                                           100 000
        20 000        20        4 980                                                             5 000
     2 307 900     2 308    2 971 379                                                         2 973 687
         6 250         6        5 994                                                             6 000
     1 111 112     1 111      198 889                                                           200 000
                                                           (2 589 345)                       (2 589 345)
                                                                                      2               -

---------------  --------  -----------  ------------  ----------------  ---------------  ---------------
    24 502 134   $24 502   $5 118 419   $         -   $    (4 173 450)  $           388  $      969 859
===============  ========  ===========  ============  ================  ===============  ===============

                                              GSI TECHNOLOGIES USA INC.
                                        (A COMPANY IN THE DEVELOPMENT STAGE)
                                           NOTES TO FINANCIAL STATEMENTS
                                              OCTOBER 31, 2001 AND 2000

                                                                                                                Inception
                                                                                                             (July 08, 1998)
                                                                                                                 through
                                                                October 31,      October 31,    October 31,    October 31,
                                                                    2001            2000           1999           2001
                                                              ----------------  -------------  -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                             $    (2 589 345)  $ (1 325 466)  $   (258 639)  $ (4 173 450)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                      99 276         95 455          1 301        196 032
    Loss on write down of Affiliate Note Receivable                 1 033 652              -              -      1 033 652
    Issuance of stock for contract settlement                          11 000              -            500         11 500
    Accrued Interest Expense (principally related party)              107 530         45 121              -        152 651
    Accrued Interest Income (principally related party)              (317 274)       (76 752)             -       (394 026)

Changes in Operating assets and liabilities:
    Receivables and other current assets                              (39 744)        72 381        (90 985)       (58 348)
    Other assets                                                       41 196        (61 104)             -        (19 908)
    Accounts Payable and Accrued Liabilities                          334 198        415 514        177 190        926 902
                                                              ----------------  -------------  -------------  --------------

Net cash provided by/(used in) operating activities                (1 319 511)      (834 851)      (170 634)    (2 324 995)


CASH FLOWS FROM INVESTING ACTIVITIES:


Net cash provided by/(used in) investing activities
    Loan Receivable, principally related parties                      801 656     (3 002 226)             -     (2 200 570)
    Purchase of property and equipment                                               (41 066)             -        (41 066)
                                                              ----------------  -------------  -------------  --------------
Net cash provided by/(used in) investing activities                   801 656     (3 043 292)             -     (2 241 636)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
    Notes payable, principally related parties                        118 391      2 492 932         79 667      2 690 990
    Notes payable - affiliate                                         203 318              -              -        203 318
    Sales of common stock                                             197 760      1 039 210        440 985      1 677 955
                                                              ----------------  -------------  -------------  --------------

Net cash provided by/(used in) financing activities                   519 469      3 532 142        520 652      4 572 263
                                                              ----------------  -------------  -------------  --------------

Effect of exchange rate changes on cash and cash eqivalents                              386              -            386
                                                              ----------------  -------------  -------------  --------------

Net increase (decrease) in cash and cash equivalents                    1 615       (345 615)       350 019          6 019
Cash and cash equivalents, beginning of period                          4 404        350 019              -              -
                                                              ----------------  -------------  -------------  --------------

Cash and cash equivalents, end of period                      $         6 019   $      4 404   $    350 019   $      6 019
                                                              ================  =============  =============  ==============


                                              GSI TECHNOLOGIES USA INC.
                                        (A COMPANY IN THE DEVELOPMENT STAGE)
                                           NOTES TO FINANCIAL STATEMENTS
                                              OCTOBER 31, 2001 AND 2000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

    Issuance of note for payment of license rights                                                  200 000        200 000
    Issuance of shares for license rights                                                           274 779        274 779
    Issuance of shares for dividend to affiliate                                                    325 221        325 221
    Issuance of shares for settlement of note payables                                            3 173 687      3 173 687

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                October 31st 2001

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


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Management  estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair  value  of  Financial  Instruments
     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the immediate or short-term maturity of these financial instruments.

Impairment  of  long-lived  assets:
     Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value shall be based on the best information available in the circumstances. The estimate of fair value shall consider prices for similar assets and the results of

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     valuation techniques to the extent available in the circumstances. Valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, option-pricing models, matrix pricing and fundamental analysis.

Cash  and  cash  equivalents:
     The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

Receivables:
     The Company believes that the carrying amount of receivables at October 31, 2001 approximates the fair value at such date.

Property,  equipment  and  depreciation:
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives as follows when the property and equipment is placed in service:

                                                  Estimate  Useful  Life
                                                      (In  Years)

               Office  Furniture  and  Equipment           10
               Leasehold  Improvements                      5


     Repairs and maintenance are charged to operations as incurred, and expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations.

License  rights:
     License rights are recorded at cost, less accumulated amortization. Licenses are amortized to operations using the straight-line method over the remaining term. The remaining term is 35 months for the current and only license which the company has rights to.

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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

Earnings  (Loss)  per  share  calculation:
     Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.


Recent  Accounting  Pronouncements:
     The Statement of Financial Accounting Standards Board (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board (FASB) in July 2001. This Statement establishes standards for accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This Statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board (FASB) in July 2001. This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisitiion. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 143, "Accounting for Asset Retirement Obligation," was issued by the Financial Accounting Standards Board (FASB) in August 2001. This Statement will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. This Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the Financial Accounting Standards Board (FASB) in October 2001. This Statement provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the effect of the adoption of this statement.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

NOTE  3  -  DETAILS  OF  FINANCIAL  STATEMENT  COMPONENTS

                                                          October 31, 2001    October 31, 2000
                                                         ------------------  ------------------
Receivables:

Note Receivable- GSI Technologies (3529363 Canada Inc.)  $       1,560,944   $       3,058,950
Note Receivable - Group Solcom France                                    -              20,028
Receivable - GSI Technologies (3529363 Canada Inc.)                      -              12,500
Due from Tax Authority                                              58,349               5,186
                                                         ------------------  ------------------
                                                                 1,619,292           3,096,664
                                                         ==================  ==================

Property and Equipment:

Furniture and fixture                                               38,934              38,934
  Leasehold improvements                                             2,133               2,133
Less:  Accum depreciation & amortization                             4,819                 499
                                                         ------------------  ------------------
  Property and equipment, net                            $          36,248   $          40,568
                                                         ==================  ==================


Intangible Assets:
  License rights                                         $         474,779   $         474,779
  (Acquired from affiliate and recorded at
  predecessor basis with the cost over such
  basis recorded as a dividend to affiliate).
  Accumulated amortization                                        (191,212)            (96,257)
                                                         ------------------  ------------------
                                                         $         283,567   $         378,522
                                                         ==================  ==================

NOTE  4  -  COMMITMENTS  AND  CONTIGENCIES

Office leases
     On January 06, 2000 the Company entered into an office rent agreement with 2849-3930 Quebec Inc. for office space in Montreal, Quebec. This agreement is for a term of 4 year starting January 01, 2000 with a 5 year renewal option. The annual rent amount is $164,344.

     On June 16, 2000 the Company entered into an office rent agreement with Suntrust Center, L.L.C. for office space in Orlando, Florida. This agreement is for a term of 5 years and 15 days starting June 16, 2000. The annual rent amount is $59,910.

Guarantor agreement
     On March 24, 2000, the Company agreed to act as a guarantor for GSI Technologies (3529363 Canada Inc.), a shareholder of the Company and an affiliate in an agreement with Admiralty Leasing Ltd. for office furniture. The term is for 3 years. The annual amount is $20,400 CAD plus applicable taxes.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

NOTE 4 - COMMITMENTS AND CONTIGENCIES (CONTINUED):

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of October 31, 2001:

               Year ending October 31:
               2002 -      $252,320
               2003 -      247,189
               2004 -      244,200
               2005 -       73,111
               2006 -          - .
                          --------
                           816,820
                          ========

NOTE  5  -  GOING  CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of$2,589,345 and $1,325,466 for the twelve months ended October 31, 2001 and 2000 respectively as well as reporting net losses of $4,173,450 from inception (July 08, 1998) to October 31, 2001. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $1,319,511 and $834,851 for twelve months ended October 31, 2001 and 2000 respectively and has reported deficient cash flows from operating activities of $2,324,995 from inception (July 08, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($1,480,195). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.


NOTE 6 - RELATED PARTY TRANSACTIONS

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

     On March 6, 2001, the Company entered into a sub-license agreement with Groupe Solcom International France S.A.S. whereby giving all commercial rights relating to the technology in the territory of the European Union to Groupe Solcom International France S.A.S. The Company has a 25% interest in Groupe Solcom International France S.A.S. with the other 75% owned by GSI Technologies (3529363 Canada Inc.), an affiliate of the Company. The term of the sub-license agreement is 10 years with annual payments of $100,000 US.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED):

Note  receivable  from  stockholder:
     From November 01, 1999 through October 31, 2001, the Company advanced funds to GSI Technologies (3529363 Canada Inc.), an affiliate of the Company in exchange for promissory notes in order to continue to develop the concept of GSITV.com, The Total Vision Network in Canada. The note has a term of one year, but has been extended indefinitely bearing interest at prime plus 2%. At October 31, 2001, the outstanding balance due from GSI Technologies (3529363 Canada Inc.) was $1,560,944 including interest and a write down of the receivable of approximately $1,034,000 due to GSI Technologies (3529363 Canada Inc.) approval from the Quebec Superior courts ratification of reorganization on October 9, 2001.

Note payable to affiliates
     On September 07, 2000, the Company borrowed funds of $2,822,599 from several affiliates and stockholders of the Company and issued promissory notes having a term of one year bearing interest at prime plus 2%. The notes are convertible at any time into common shares at the discretion of the Company. On May 3, 2001, the entire amount of the notes including interest of $151,088 were converted into 2,307,900 of Class B Common Shares.

Marketing  and  Administrative  Costs
     From November 01, 1999 to October 31, 2001, the Company was charged marketing and administrative costs incurred by GSI Technologies (3529363 Canada Inc.) on behalf of the Company.

Consulting  Agreement:
     On January 10, 2000, the Company entered into a consulting agreement with Mr. Yves Lebel and 9035-2899 Quebec Inc., a shareholder of the company. Mr. Lebel is a Director, Chief Financial Officer and Executive Vice President of GSI Technologies (3529363 Canada Inc.). The term of the agreement is for one year with an additional year renewal term at the end of the initial year. The total amount of the agreement is $78,000 per year. Mr. Lebel also entered into a non-competition and confidentiality agreement with the Company for as long as he remains a consultant and for an additional year thereafter.


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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

NOTE  8  -  INVESTMENT  IN  AFFILIATES

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

                      October 31, 2001   October 31, 2000
Current assets               3,158,385                  0
Other assets                 1,171,956                  0
                      -----------------  ----------------

                             4,330,341                  0

Current liabilities          4,302,065                  0
Shareholder's Equity            28,276                  0
                      -----------------  ----------------

                             4,330,341                  0

Net Sales                    2,415,733                  0
Gross profit                 1,855,652                  0
Net income                    (391,672)                 0

NOTE 9 - SHAREHOLDERS' EQUITY

Common Stock

     The Company has 5,000,000 shares of class A common stock which to date have never been issued. Management has no intent of issuing any of these shares and will be canceling these shares by filing an amendment to the articles of incorporation with the State of Delaware.


NOTE  10  -  WARRANTS  AND  OPTIONS

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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

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

                                                                               Year ended       Year ended
FAS 123 "Accounting for stock based compensation                              Oct. 31, 2001    Oct. 31, 2000
Paragraph 47 (a)                                                             ---------------  --------------
1.     Beginning of year - outstanding
          i.  number of options/warrants                                          1,475,000                0
          ii.  weighted average exercise price                                         1.19                0
2.     End of year - outstanding
          i.  number of options/warrants                                            308,333        1,475,000
          ii.  weighted average exercise price                                         1.25             1.19
3.     End of year - exercisable
          i.  number of options/warrants                                            308,333          550,000
          ii.  weighted average exercise price                                         1.25             1.10
4.     During the year - Granted
          i.  number of options/warrants                                                  0        1,475,000
          ii.  weighted average exercise price                                            0             1.19
5.     During the year - Exercised
          i.  number of options/warrants                                                  0                0
          ii.  weighted average exercise price                                            0                0
6.     During the year - Forfeited
          i.  number of options/warrants                                            661,667                0
          ii.  weighted average exercise price                                         1.25                0
7.     During the year - Expired
          i.  number of options/warrants                                            550,000                0
          ii.  weighted average exercise price                                         1.10                0

Paragraph 47 (b) Weighted-average grant-date fair value of options granted during the year:
1.     Exceeds market price                                                               0                0

Paragraph 47 (c) Equity instruments other than options/warrants                        none             none


Paragraph 47(d) Description of the method and significant assumptions used during the year to estimate the fair value of options:
1.     Weighted average risk-free interest rate                                        5.54%            5.54%
2.     Weighted average expected life (in months                                      71.00            61.00
3.     Weighted average expected volatility                                            0.00%               0
4.     Weighted average expected dividends                                             0.00                0

Paragraph 47(e) Total compensation cost recognized in income for                          0                0
stock-based employee compensation awards.

Paragraph 47(f) The terms of significant modifications of                               none             none
     outstanding awards.

Paragraph 48 - Options outstanding at the date of the latest statement of financial position presented:
1.     (a) Range of exercise prices                                          $   1.10-$1.25   $   1.10-$1.25
(b) Weighted-average exercise price                                                    1.25             1.19
2.    Weighted-average remaining contractual life (in months)                         71.00            61.00

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

                                                                              Inception
                                                                            Jul. 08, 1998
                                            Year ended       Year ended        Through
                                           Oct. 31, 2001    Oct. 31, 2000   Oct. 31, 2001
                                          ---------------  ---------------  --------------
Net Income after proforma effect              (2,589,345)      (1,576,216)     (4,424,200)
Earnings per share after proforma effect  $      (0.1156)  $      (0.0782)

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

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

Overview

     GSI Technologies USA ( GSI USA) specializes in broadcasting solutions principally for advertisers and others seeking to extend their reaching power for their commercial and public service messages. Holder of a world-wide license, GSI's proprietary software, hardware, and advanced broadcasting systems respond to their needs. In providing access to its remote control broadcasting capability, GSI USA enable users to transmit and receive full-motion video, graphics, and audio on an array of attractive, durable and interactive indoor and outdoor display products.

Results  from  operations


     GSI USA is still in the development phase after starting up in 1999. During GSI's fourth quarter from August 1, 2001 to October 31, 2001, GSI USA incurred a loss of $1,739,528 or $0.0776 per share versus a loss of $468,990 or $0.0233 per share in the same period in 2000. The accumulated deficit to date during the development phase increased to $4,173,450 or $0.1863 per share.

Revenues

     $48,750 in revenue was recognized during the quarter, versus $346,409 for the same period in the prior year. This is related to the sale of products, as well as a sub-license sold to Groupe Solcom International France S.A.S.
("Groupe Solcom") giving it commercialization rights for the territory of London, England, Nantes, France and a sub-license sold to GSI Technologies ("GSI Canada") giving it commercialization rights for the territory of Canada. Since inception, revenue totals $826,202, primarily from product sales.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

Cost  of  revenues  and  direct  operating  costs

     According to the master license agreement with GSI Canada, GSI USA owns 60% of the price of any sub-license it sells to a new licensee. This amount is payable to GSI Canada by the end of the calendar quarter in which the sub-license is granted its sub-license. GSI USA has incurred $27,977 in direct operating cost for the quarter, versus $319,416 for the same quarter in the prior year. Since inception, cost of sales is $591,213, including $261,227 in royalties and $329,986 in product costs.

Operating  expenses

     During the three months ended October 31st, 2001, GSI USA has incurred $327,193 in operating expenses versus $524,110 for the same period in 2000. The increase is attributable primarily to an increase in rent charges and consulting fees.

     Since inception, operating expenses total $3,495,575. These costs are primarily associated with the development of the company.

Other  income

     During the three months ending October 31st, 2001, $32,699 in interest was earned mainly on the outstanding loan to GSI Canada, while $102,538 in interest was brought into income due to the conversion of the Notes Payable. This amount includes $80,705 for loans from shareholders and affiliated parties.

     Since  inception  a  total  of  $394,035  in  interest  has  been  earned.

     Equity in the loss of our European affiliate was $25,000 for the period versus nil for the same period of 2000. As explained further below.

Liquidity  and  capital  resources

     At October 31, 2001 GSI USA had $6,019 in cash. Cash used in operating activities during the year ending October 31, 2001 was $1,319,511, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash provided by investing activities during the year reflect additional short-term loans to GSI Canada in the amount of $801,656.

     Cash provided from financing activities during the year of $519,469 reflects a private placement as well as funding provided by issuance of Notes Payable.

     In September 2000, GSI USA entered into formal loan arrangements with a group of existing investors borrowing funds totaling $2,822,599. The promissory notes have a maturity date of September 7, 2001, bear interest at the rate of prime plus two per cent and are convertible at any time at the sole discretion of the Company into a certain number of shares for each holder. If converted, interest on the notes is waived. On May 3, 2001, the entire amount of the notes including interest of $151,088 were converted into 2,307,900 of Class B Common Shares.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

     The result of all activities during the year ending October 31, 2001 was a net increase of $1,615 in our cash position.

     From inception, net cash used in operations has been $2,324,995. A total of $2,241,636 has been used in investing activities, while $4,572,263 has been provided by financing activities, including $1,677,955 from sales of common stock.

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

     During the last quarter, Groupe Solcom successfully completed the installation of 80 projection systems for their client, the MCR Multimedia Group, which use the GSI Multimedia Pack to broadcast animated advertising images in the Milan, Italy subway system. The operating system and installations have been working find and provided the customers very satisfying business. The next phase have been delayed to the next quarter due to hold backs in the advertising industries after September 11th events.

     Groupe Solcom has also completed a pilot project with the Societe Generale Bank, installing a network of plasma-screen based DigiColumns.

     Cash requirements of approximately $150,000 are anticipated during our next fiscal quarter to January 31st 2002.

     In the previous quarter, the board caped to 4 million funding to its affiliate GSI Canada.

     As of October 31st, GSI Canada had repaid the sum of $1,865,419. At end of August, Groupe Solcom France repaid GSI USA the sum of $1,140,000 by replacing GSI USA with line of credit to the Societe Generale as guarantor. At term of the transaction, GSI USA reimbursement by affiliates was at $3,005,419. GSI USA is pursuing its activities of seeking for additional funding to sustain long term operation. We also, continue to negotiate with pin point investors and business partners that express their interest in participating in GSI USA capital structure. We believe we will be able to finalize agreements in beginning of year 2002.

     We have been confronted to the facts that after September 11th events, the investment market was slowed down and projects and development were postponed to beginning of year 2002.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

     We  no have    longer  any line of credit or liabilities with the Societe
Generale.

Investment  in  affiliates

     Our 25% share in Groupe Solcom International from SAS is reflected as an investment in affiliates on the balance sheet. The value of this investment was $25,000 at October 31st versus nil for the same period of 2000.

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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

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


Canada

     On August 15th, our affiliate was forced to restructure its operations by closing down all of its divisions and maintaining strictly R&D personal and development.

     Our affiliate filed an intent engagement with its creditors at 0.60$/1.00$; the proposition was accepted by the creditors.

     GSI Canada will now concentrate on research & development. Only one managing employee is maintained in position.

     All  of  Canada  sales  are  now  assumed  by  GSI  USA.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

USA

     The advertising industries in general did not escape from the economic slow down in North America.

     We decided to restructure our US operations and closed down our offices in Orlando.

     We moved our American operations in (Miami voir Rene). In order to save operations costs, we decided to focus on united States and Canada markets.

     More so, we are mainly concentrating on sales of licenses to advertising partners and specific market applications such as :
                                       1.     Postal  Service  Kiosks
                                       2.     Virtual  Banking  Kiosks
                                       3.     Advertising  Kiosks

By  putting  together  partnerships  ventures  :
                                       1.     GSI  Broadcast  Software
                                       2.     Banking  Authorities
                                       3.     Advertising  sales  groups
                                       4.     information  content  media
                                       5.     Land  lord  for network deployment

By venturing partners' energies together we have created a new business model offering multi services and revenues generating operating system. We are pursuing our negotiations with major business partners.

     Several potential sub-licenses buyers have been identified and will be signed as soon as the Master License Agreement is completed.

By proceeding to this restructure we realize tremendous savings. We maintained all our focus on sales. The savings will have a great impact on our next quarter. We are confident to conclude important sales agreements in beginning of year 2002.

We have postponed till further notice our developments in South America and Mexico.


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

     After a successful presentation in August 2000 in the city of Nantes, with our partners Adshel (Clear Channel) the French division of Adshel won the tender and announced the implementation of 7 LED screens, 150 Internet kiosks, and 10 multi-media columns for March 2002.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

Implementation  start  up  is  anticipated  for  April  2002:

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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

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

     On September 2001, we concluded a partial settlement with the Quebec Securities for the release of promissory notes.

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

     On September 2001, we received a law suit from Mr. Alex Zervakos a former employee of GSI USA. Our lawyer in Quebec is negotiating with the adverse party for resolvment of approximately $10,000.


Item  2.  Changes  to  authorized  shareholders'  capital
---------------------------------------------------------

None.

Item  3.  Defaults  upon  senior  securities
--------------------------------------------

None.

Item  4.  Submission  of  matters  to  vote  of  security  holders
------------------------------------------------------------------

None.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

Item  5.  Other  information
----------------------------

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

In the month of September 2001, Mr. Michel de Montigny had to resign as a board member for health conditions reasons.

On  February  13th,  2002  2  other  board  members  were  nominated  :

     - Mr. Julian R. Beardsley have a vast experience in private banking and presently held the position of Director in a large tax consulting practice in United Kingdom. Mr. Beardsley will also serve as chairman of the board for GSI.
     - Mr. Dario Litera is president of a large capital investment corporation. He also, act as trustee for various financial firm and government agencies.

We  are  extremely  pleased  to  have  them  as  members  in  our  board.



Item  6.  Exhibits  and  reports  on  Form  8-K
-----------------------------------------------

The  following  exhibits  are  contained  in  this  10-QSB:

   None.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  MARCH  1ST,  2002              GSI  TECHNOLOGIES  USA  INC.






                                 By:   /s/  Rene Arbic
                                      --------------------------------
                                       Rene Arbic
                                       Chief  Executive  Officer