Form 10KSB
period 2001-10-31
GSI TECHNOLOGIES USA INC /DE
filed 2002-03-08
CIK 1105862

ANNUAL  REPORT  FOR  GSI  TECHNOLOGIES  USA  INC.



                     U.S.  Securities  and  Exchange  Commission

                             Washington,  D.C.  20549

                                   FORM  10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  October  31,  2001

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

The aggregate market value for the voting and non-voting common equity held by non-affiliates on October 31, 2001 was approximately $11,645,885. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The total number of shares of Class B Common Stock outstanding on October 31,2001 was 21,076,636.

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

     Since February 2000 to date, the GSI raised funds in the amount of $4,572,263 million via a series of small private placements, through the exercise of warrants by existing shareholders, and through shareholder advances and advances from a commercial bank.

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

(g)  Research  and  Development

In september 2001 our engineers have issued version 2 of GSI software interpreting service providing items with advertising contact broadcast. Our engineers continue to enhance the capabilities of our software by developing modular features to serve the advertising customers.

(h)  Competition

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

messages.

(i)  Human Resources

     At October 31, 2001, GSI had 15 direct employees consisting of 1 executive, 7 R&D, 2 development, 2 administrators and 3 in sales and marketing.

(j)  Funding  Operations

     At October 31, 2001 GSI USA had $6,019 in cash. Cash used in operating activities during the year ending October 31, 2001 was $1,319,511, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash provided by investing activities during the yeas reflect additional short-term loans to GSI Canada in the amount of $801,656.

     Cash provided from financing activities during the year of $519,469 reflects a private placement as well as funding provided by issuance of Notes payable.

     In September 2000, GSI USA entered into formal loan arrangements with a group of existing investors borrowing funds totalizing $2,822,599. The promissory notes have a maturity date of September 7, 2001, bear interest at the rate of prime plus two per cent and are convertible at any time at the sole discretion of the Company into a certain number of shares for each holder. If converted, interest on the notes is waived. On May 3, 2001, the entire amount of the notes including interest of $151,088 were converted into 2,307,900 of Class B Common Shares.


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

     On September 2001, we received a law suit from Mr. Alex Zervakos a former employee of GSI USA. Our lawyer in Quebec is negotiating with the adverse party in order to resolve this matter.


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


Stocks  Information
Closing  November  1st  2000,  $1.03125

Closing  October  25th  2001,  $.18

     On March 1st, 2002, closing bid and asked prices of the Common Stock on the OTC Bulletin Board were $0.22 and $0.14 per share, respectively.


     (b)  Recent  Sales  of  Unregistered  Securities

     None


     (c)  Issuance  of  warrants

     The following issuance of warrants was also authorized by the Board of Directors during the year ending October 31, 2001 as detailed below:

     500,000 warrants with an exercise price of $1.10 to January 31, 2002 to the president of GSI as per an employment contract entered into October 29, 1999.

     50,000 warrants with an exercise price of $1.10 to January 31, 2002 to the chief financial officer of GSI as per an employment contract entered into October 29, 1999.


(d)  Cancellation  of  Class  A  Shares

     None


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

     We moved our American operations to Miami. In order to save operations costs, we decided to focus on united States and Canada markets.

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


ITEM  7.   Financial  Statements

    Attached  is  Appendix  A  containing  the  following  information:

     -    Independent  Auditor's  Report
     -    Balance  Sheets  as  of  October  31,2001  and  2000
     - Statements of Operations for the years ended October 31, 2001 and 2000.
     - Statements of Stockholders' Equity (Deficiency) for the years ended October 31, 2001 and 2000.
     -    Statements  of  Cash  Flows  for  the years ended October 31, 2001 and
          2000.
     -    Notes  to  Financial  Statements


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

     (a)  Directors and Officers.

     Our executive officers and directors are listed below. The term of each director is for one year.

     Name                   Office                                       Age
    -------------------     ------------------------------------------  -----

     Michel de Montigny     Chief Executive Officer                        43
                            President and Director
                            (from June 30, 1999 to September 18, 2001)

     James A Hone           Senior Vice President Administration           57
                            Chief Financial Officer
                            Secretary, and Director
                            (from June 30, 1999 to June 15, 2001)

     Marc Cote              Director                                       41
                            (Since October 23, 2000)


     Michel Laplante        Senior Vice-President                          43
                            Advanced Research and
                            Technology Integration
                            (from October 23, 2000 to May 15, 2001)

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

(b)  Section 16(a) Beneficial Ownership Reporting Compliance.

     Not applicable


ITEM 10.  Executive Compensation


     The following table shows for the fiscal year ended October 31, 2001, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and the three other most highly compensated executive officers who earned more than $100,000 in the fiscal year ended October 31, 2001, (collectively, the "Named Executive Officers"):

Summary  Compensation  Table

                                                                                  Long-Term
                                                    Annual Compensation      Compensation Awards
                                                    -------------------      -------------------
                                                    Salary        Bonus           Securities
Name and Principal Position               Year       ($)           ($)        Underlying Options
---------------------------               ----    ----------   ----------    -------------------

Rene Arbic                                2001    $112,000.00
Chief  Executive  Officer

Michel  de  Montigny                      2001    $100,000.00
President  &  CEO

James  Hone                               2001    $ 60,000.00
Sr.  Vice  President
Administration  CFO

Michel  Laplante                          2001    $ 72,000.00
Sr.  Vice  President
Advanced  Research  &  Technology


               Option  Grants  in  Last  Fiscal  Year

The following table sets forth each grant of stock options made during the fiscal year ended October 31, 2001 to each of the Named Executive Officers:

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



     The Company has no arrangement for the remuneration of its directors. No remuneration was paid to the directors during the year ended October 31, 2001.

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

                              GSI TECHNOLOGIES USA INC.


Dated: March 4th, 2002           By: /s/Rene Arbic
                                     ---------------------------
                                     Rene Arbic
                                     Vice President


Dated: March 4th, 2002            By: /s/Dario Littera
                                      -------------------------
                                      Dario Littera
                                      Director


Dated: March 4th, 2002            By: /s/Marc Cote
                                      -------------------------
                                      Marc Cote
                                      Director



Dated  :  March  4th,  2002     By  :  /s/Julian  Beardsley
                                      -------------------------
                                      Julian  Beardsley
                                      Chairman  of  the  Board

                                   APPENDIX A

                            GSI TECHNOLOGIES USA INC.

                              FINANCIAL STATEMENTS


                                      INDEX




     Independent Auditor's Report............................          F-1

     Balance Sheet as of October 31, 2001 and 2000...........          F-2

     Statements of Operations for the years ended
     October 31, 2001 and 2000................................         F-3

     Statements of Stockholders' Equity (Deficiency)
     For the years ended October 31, 2001 and 2000............  F-4 to F-5

     Statements of Cash Flows for the year ended
     October 31, 2001 and 2000................................         F-6


     Notes to Financial Statements............................         F-8

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                              Hollywood, Fl 33020
                                (954) 922 - 6042
------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of GSI Technologies USA Inc.

We have audited the accompanying balance sheet of GSI Technologies USA Inc. (a company in the development stage) as of October 31, 2001 and 2000 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GSI Technologies USA Inc. at October 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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





/s/  Mark  Cohen
----------------
Mark  Cohen  C.P.A.
A  Sole  Proprietor  Firm


Hollywood,  Florida
March  7,  2002

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


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (Audited)


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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (Audited)


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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (Audited)


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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (Audited)


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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (Audited)


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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (Audited)


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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (Audited)


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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (Audited)


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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (Audited)


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

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (Audited)


                           PART  II  -  OTHER  INFORMATION


Item  1.  Other  information
----------------------------

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

Board Statute

     On September 8th, 2001, Mr. de Montigny resigned from its position for health reason

     On  June  2001 Mr. James Hone retired and resigned from its position in GSI

     On  June  2001,  Mr.  Michel  Laplante  resigned from its position with GSI

     On September 8th, 2001, Mr. Rene Arbic was nominated as President of GSI and Chairman of the Board.

Mr. Rene Arbic was president of Bridgepoint International Inc. He is 47 years old. On retiring in 1997 after 25 years career in operations and sales with Bell Canada and Stentor, the former Canadian alliance of telecommunications carriers, he lauched a successful telecommunications consulting firm. He then co-founded Bridgepoint International, a rapidly growing innovator in the field of shared networking facilities, voice and date switching, and local technical support.

     - Mr. Julian R. Beardsley have a vast experience in private banking and presently held the position of Director in a large tax consulting practice in United Kingdom. Mr. Beardsley will also serve as chairman of the board for GSI since February 13th, 2002.
     - Mr. Dario Litera is president of a large capital investment corporation. He also, act as trustee for various financial firm and government agencies, and he will also serve as a board member since February 13th, 2002.

We  are  extremely  pleased  to  have  them  as  members  in  our  board.

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (Audited)


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  MARCH  4TH,  2002             GSI  TECHNOLOGIES  USA  INC.






                                 By:  /s/  Rene Arbic
                                      --------------------------------
                                      Rene Arbic
                                      Executive vice president