Form 10QSB
period 2002-01-31
GSI TECHNOLOGIES USA INC /DE
filed 2002-03-18
CIK 1105862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM  10-QSB

(MARK  ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  January 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  transition  period  from            to
                                                  ----------    ------------

COMMISSION  FILE  NUMBER:  0-31229

                            GSI TECHNOLOGIES USA INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Delaware                                        65-0902449
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


    2001 McGill College Avenue, Suite 1310, Montreal, Quebec  H3A 1G1 Canada
--------------------------------------------------------------------------------
                    (Address  of  principal  executive  offices)

                                 (514)  940-5262
                ------------------------------------------------
                (Issuer's  Telephone  Number,  including  Area  Code)

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ]  No [ ]

     As of March 15th, 2002, there were 25,802,134 shares of the issuer's $.001 par value common stock issued and outstanding

Transitional  Business  Disclosure  Format  (Check  one):  Yes  [ ]  No[X]

                              INDEX TO FORM 10-QSB
                              --------------------
                     For the Quarter Ended January 31, 2002
                    ----------------------------------------


                                                               PAGE
                                                               ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of January 31st, 2002                       3

     Statement of Operations for the Three
     Months ended January 31st , 2002 and 2001                    4

     Statements of Cash Flows for Three Months
     Ended January 31st, 2002 and 2001                            5

     Notes to Financial Statements for the
     three Months Ended January 31st, 2002.                     6-7

Item 2. Management's Discussion and Analysis                   8-14

PART II. OTHER INFORMATION                                       17

Item 1. Legal Proceedings                                        17

Item 2. Changes in Securities                                    17

Item 3. Defaults Upon Senior Securities                          17

Item 4. Submission of Matters to a Vote of Security Holders      17

Item 5. Other Information                                        18

Item 6. Exhibits and Reports on Form 8-K                         18

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  statements
-------------------------------

                           GSI TECHNOLOGIES USA, INC.
                                  BALANCE SHEET
                             AT JANUARY 31ST , 2002
                                  (UNAUDITED)

                                     ASSETS
                                     ------
Current Assets
  Cash and cash equivalents                                  $       964
  Receivables, net (principally related party)                 1,600,969
                                                             ------------

    Total current assets                                       1,601,933
Property and equipment, net                                       35,168
Intangible assets, net                                           259,828
Other assets                                                      19,908
                                                             ------------

     TOTAL ASSETS                                              1,916,836
                                                             ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts payable                                               755,471
  Notes Payable                                                   69,014
  Other current liabilities                                      123,103
                                                             ------------

    Total current liabilities                                    947,588

Stockholder's Equity
  Common Stock, class A, $1.00 par value; authorized                   -
    5,000,000 shares; issued and outstanding none
  Common Stock, class B, $.001 par value; authorized              25,802
    55,000,000 shares; issued and outstanding - 25,802,134
Paid in Capital                                                5 243,740
Deficit accumulated during the development stage              (4,300,681)
Accumulated other comprehensive income                               388
                                                             ------------

  Total Shareholder's Equity                                     969,249

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $ 1,916,836
                                                             ============

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                            STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                 FROM INCEPTION

                                                             Three months
                                                           ended January 31,
                                                   -------------------------------
                                                          2002            2001
                                                   ----------------  -------------
Revenues                                           $        23,750   $      6,250

Cost of Sales                                               10,634          3,750

Gross Profit                                                13,116          2,500

Operating Expenses:
  Marketing                                                  8,361         28,695
  Management and administrative fees                             -        232,490
  Salaries and related costs                                38,996         46,812
  Rent                                                      37,723         14,783
  Financing expense                                              -              -
  Professional fees                                          6,572         11,496
  Consulting                                                     -              -
  Depreciation                                                 973          1,300
  Amortization                                              23,846         23,809
  Travel                                                         -          8,760
  Other selling, general and administrative                 28,104         38,581
                                                   ----------------  -------------
      Total operating expenses                             144,574        406,725

      Loss before other income (expense)                  (131,458)      (404,225)

Other income (expense):
  Interest income (principally related party)                              88,706
  Interest expense (principally related party)              (4,342)       (86,783)
  Foreign exchange gain/(loss)                               8,569              -
  Equity in net earnings (loss) of affiliates                    -        176,858
                                                   ----------------  -------------
       Total other income (expense)                          4,227        178,781

                                                   ----------------  -------------
Net Loss                                                  (127,231)      (225,444)
                                                   ================  =============

Basic weighted average common shares outstanding        25,461,917     20,595,223
                                                   ================  =============

Basic Loss per common share                            $   (0,0050)  $    (0,0109)
                                                   ================  =============

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                            STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

                                                                   For the three
                                                                      months
                                                                 ended January 31,
                                                               ----------------------
                                                                  2002        2001
                                                               ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                              $(127,231)  $(225,444)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
        Depreciation and amortization                             24,819      25,109
        Issuance of stock for contract settlement                 38,996
        Accrued Interest Expense                                   4,060      86,783
        Accrued Interest Income                                              (88,706)
        Equity in net earnings (loss) of affiliates                         (176,858)

Changes in Operating assets and liabilities:
        Receivables and other current assets                      26,593      (6,570)
        Other assets
        Accounts Payable and Accrued Liabilities                  35,979       4,837
                                                               ----------  ----------

Net cash provided by/(used in) operating activities                3,215    (380,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by/(used in) investing activities
        Loan Receivable, principally related parties              (8,270)   (370,449)
        Purchase of property and equipment                             -           -
                                                               ----------  ----------

Net cash provided by/(used in) investing activities               (8,270)   (370,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
  Notes payable, principally related parties                           -      50,000
  Short term borrowings                                                -     577,413
  Sales of common stock                                                -     125,000
                                                               ----------  ----------

Net cash provided by/(used in) financing activities                    -     752,413
                                                               ----------  ----------

Effect of exchange rate changes on cash and cash equivalents           -           -
                                                               ----------  ----------

Net increase (decrease) in cash and cash equivalents              (5,055)      1,115
Cash and cash equivalents, beginning of period                     6,019       4,404
                                                               ----------  ----------

Cash and cash equivalents, end of period                       $     964   $   5,519
                                                               ==========  ==========

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:
          None

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

                               January 31st, 2002


NOTE 1  -  BASIS  OF  PRESENTATION

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

      The accompanying financial statements reflect GSI Technologies USA, Inc. is no longer considered to be in the development stage. From inception (July 06, 1998) through October 31, 2001, The Company was considered to be in the development stage.


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

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $127,231 for the three months ended January 31, 2002 (unaudited). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Management of the Company has developed a strategy, which it believes will accomplish this objective through financing, which will enable the Company to operate for the coming year.

NOTE  5  -  STOCKHOLDER'S  EQUITY

      During the three month period ending January 31, 2002, the Company issued 900,000 shares of common stock class B to settle liabilities in the amount of $87,625. The Company also issued 600,000 shares to the President of the Company to settle unpaid salaries for the period.

Item  2.  Management's  discussion  and  analysis
-------------------------------------------------

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

Overview

     GSI Technologies USA ( GSI USA) specializes in offering broadcasting solutions principally for out home advertising, such as electronic billboards, interactive advertising kiosks and any type of animated electronic screens with full video capabilities. GSI USA's software enable user to transmit pin point animated information contact as well as receive full motion video, graphics and audio files. GSI's software and concept allows advertisers to reach more consumer on a daily bases and permits to measure impact of their ads by interacting with consumer.

CSI USA is holder of a worldwide license on technologies. GSI has accomplished all market tests indoor and outdoor and has proved to offer worlds best technologies for advertising applications.


Results  from  operations

3  months  ending  January  31,  2002  and  2001

During GSI's first quarter from November 1st,2001 to January 31st, 2002, GSI USA incurred a loss of $127,231 or $.005 per share versus a loss of $225,444 or .01 per share in the same period in 2001.

Revenues

     $23,750 in revenue was recognized during the quarter, versus $6,250 for the same period in the prior year. This is related to sub-licensing agreements realized over the respective terms.

Cost  of  revenues  and  direct  operating  costs

     According to the master license agreement with GSI Canada, GSI USA owns 60% of the price of any sub-license it sells to a new licensee. This amount is payable to GSI Canada by the end of the calendar quarter in which the sub-license is granted its sub-license.

GSI USA has incurred $10,634 in direct operating cost for the quarter, versus 3,750 for the same quarter in the prior year.

Operating  expenses

     During the three months ended January 31, 2002, GSI USA has incurred $144,574 in operating expenses versus 406,725 for the same period in 2001.

Other  income

     During the three months ending January 31, 2002, ZERO in interest was earned mainly on the outstanding loan to GSI Canada due to the fact that is has protection from the bankruptcy courts, while $4,342 in interest was incurred. This amount is principally for loans outstanding.


Liquidity  and  capital  resources

     At January 31, 2002 GSI USA had $964 in cash. Cash generated in operating activities during the three months ending January 31, 2002 was 3,215, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash used by investing activities during the period reflects additional short-term loans to GSI Canada in the amount of $8,270.

     Cash  provided  from  financing  activities  during  the  period  was ZERO.

     The result of all activities during the nine-month period ending January 31, 2002 was a net decrease of $5,055 in our cash position.

MANAGEMENT  DISCUSSION  AND  ANALYSIS

GSI  USA

Since the beginning of January 2002, GSI USA has restructed all activities to concentrate on our core business . Pilot projects and market tests have been successfully achieved. Our development stages have been completed. We have refined our concept allowing us to target our sales activities on specific customers or partners in various markets worldwide.

Evolution of the market has proven to these interested partners that the concept is viable and consumers are ready for these new advertising mediums in out of home markets.

Through our affiliate GSI Canada, we have completed all market tests and we have installed the city column's network in Ivanho shopping centers in Canada, 32 interactive full motion video kiosks. Our affiliate acting as media operator has decided to move city column's network to the United States. We are completing agreement with media operator to deploy the city column's network in a new partnership for the benefit of that first phase. The value of the city columns' network is 700,000.00 USD. GSI USA will sell an operating license to the media operator and our affiliate GSI Canada will provide all broadcast support and maintenance as well as produce the media content.

The deployment of the network will constitute phase one of our operations in USA. This opportunity will allow as to have a strong presence in the states' market and will permit us to demonstrate to the most significant market (USA) our capabilities.

Our affiliate has completed its restructuring program and will now be able to repay its line of credit to CIBC as well as all other creditors with tax credit to be received for a value of 997,000 cdn.

On March 6, 2001, GSI USA sold a license to Groupe Solcom France for a value of $1,000,000.00 payable in 10 installments yearly. Groupe Solcom was owned at 75% by GSI Canada and 25% by GSI USA.

On January 22nd, 2002, GSI USA announced its intent to purchase the remaining 75% of shares of Groupe Solcom International France conditional to a due diligence and all regulator authorities approval. The due diligence was completed between February 10th, to 28th 2002. GSI Board has decided not to pursue its intent of purchasing the remaining 75% of shares.

Our affiliate was not able to pay to GSI USA its second installment of $100,000.00 USD for license agreement due for March 7, 2002. Therefore, it was agreed by both parties of the following :

     - GSI USA has released its 25% shares in Groupe Solcom International to GSI Canada as of March 2nd, 2002.

     -    GSI USA is now the sole owner of the Europe license for sale.

     - GSI USA recuperates all sales from its affiliated in Europe in counterpart of the balance of 25 % of shares.

     - As of October 31st, 2001, GSI Canada had repaid GSI USA the sum of 3,005,419.00 for a balance of $994,581.00

     - GSI USA, now benefits, totally from 5 years development in Europe by its affiliate and is free to develop the sales market in Europe or resell license to other parties.

     - GSI USA recuperates immediately sales for a value of $765,000.00 USD with net profit of $190,034.00 USD (see section Europe for full details of contracts)

     - GSI USA anticipates sales for a value of $1,250,000.00 USD for the next quarter.

     - Our affiliate GSI Canada has decided to close its sales offices in Europe and maintain broadcasts facilities and service and maintenance installations to serve GSI USA customers.

     - On December 2001, contract agreement with consultant Yves Lebel comes to term with GSI USA. The board member has decided not to renew its contract.



All installations maintenance and broadcast will be performed by GSI Canada's team of engineers through sub contract agreement with GSI USA.

With all restructuring operations, our cash requirements for the next quarter will be approximately $150,000.00 for expenses in total.

We are negotiating a new line of credit for GSI USA for a value of $1,000,000.00 USD. We are able to achieve that by using collaterals from other investments as well as GSI stocks.

The line of credit will fluctuate from contracts profit (as announced in section Europe).

Since restructuring program has been started, numbers of private sophisticated investors as well as financial institutions have analyzed our business plan and have demonstrated their intent to participate in the funding of GSI USA. We are currently negotiating terms of agreements and anticipating closing before end of March 2002.

The new management team has announced on February 7th 2002, a promissory notes program through network of investments, banks, financial institutions, institutional investors and other co lenders.

We are finalizing the documentation and business plan in order to complete a financial vehicle for second phase and long term financing for increasing value of share holders investments in our company. We will disclose the information in our program in the next quarterly report.

Investment in affiliates

In March 2nd, 2002, GSI USA's board of directors has released its 25% position in Groupe Solcom International France.

Product sales, distribution and provision of services

Under the master license acquired in October 1999, from our Canadian affiliate, GSI Canada, GS USA has access to one of the most advanced technologies currently available in the field of information broadcast and electronic advertising and information interactive display. The term of the license is 5 years to October 26th, 2004 and is automatically renewable for another 5 years at the sole discretion of GSI. The cost is $800,000.00, in November 1999, $200,000.00 is paid in cash and the balance of $600,000.00 worth of GSI's common shares.

Our affiliate GSI Canada R&D's team have completed tremendous break through in GSI's software of version 2.0 with modular applications of the managing and scheduling module allowing to monitor on a day to day bases the sales and hits per day. The engineers continue to enhance the capabilities of the software integrating interactive capabilities for the consumer to respond to the content messages and animated advertising.

It allows advertisers to measure impact of their marketing campaign through network pin point consumer environment.

Our affiliate continues to benefit from tax credit program, and is completing an anticipated demand of incomes from Canadian government for 2002's benefits.

The R&D's team has developed a large experience in managing networks of interactive advertising modules and finished the development of specific units such as :

     - City column, indoor display unit 3 faces advertising screen, with interactive touch screen unit and internet access. These 32 units are in operation and have given results over the past 2 years in the shopping center environment.

     - Transa column, has 2 faces display unit with internet kiosk and integrating ATM bank terminal. The target market is directly oriented to offer multi transactional capabilities for banking services as well as E-com transactions supported by advertising broadcast content. The consumer can use the units to pay bills, make a transaction, withdraw cash, take E-Mails and internet access. We have completed a market study with banking institutions and identify the need for such product in North America as well as Europe. We are currently negotiating with Canada Post and some banks the implementation of a large network in north America. We believe that we will conclude before the end of the next quarter.

     - Sky Column, full outdoor video LED screen for high traffic areas bill board size. We have been managing this type of screens for over 5 years and a half.

     - Digicolumn, display kiosk using plasma screen, technology integrated in totem supports, vertical and horizontal applications.

     - I Column, the latest technology , 15 inches LED screen integrating computer to the back of the screen on a very robust industrial application. We have made recent sales of 150 units in indoor and outdoor market. The hype around this product allows us to fit units in various position to generate instant impulses to buy in stores, kiosks, restaurants, airports in a cash counter area.


After the events of September 11th, 2002, our engineering department developed a full security monitoring system for banks, airports and other public areas enabling the institutions to detect metal as well as explosives and video capture in real time any events or individuals. The GSI's software pack integrated in such context allows to re forward the information to various terminals at same time. We have made a first installation in Banco Bilbao and we are in the phase of pilot project analysis. When the testing period is achieved, we forecast great potential for fall 2002.

Our objective is to ramp up revenues from sales of units as well as revenues from broadcasting technical support maintenance, production of content and consulting contracts.

In any of these sales the media operator must buy from GSI software license as well as sub license for using the concept in each respective markets.

In April 2001, GSI USA sold a license to the More Group in United Kingdom division of Clear Channel International. More Group has deployed its first installations of Sky columns in city of Swindom and Bristol.

The GSI's server system has been installed successfully in England. Our software has been running the operations with great satisfaction from the More Group.

In September 2001, the Dauphin Group in France division of Clear Channel International, acquired a license for its territory from Group Solcom. The Dauphin Group is now in the phase of deploying advertising kiosks in shopping malls as well as city of Nantes.

On March 7th , GSI USA received a purchase order from Dauphin to install server system in Paris and service contract for monitoring the broadcast network. Our engineers will install the systems on the week of March 18th 2002.

Clear Channel is counting on the 2 pilots projects in UK and France to move the concept worldwide. If these projects are successful, the advertising group will deploy a worldwide network.

GSI is very proud to serve the Clear Channel Group and very happy to be the official supplier retained by this giant media group.

Our management team has reoriented their sales targets and strategies. We have put together an aggressive sales plan for United States by putting together partnerships ventures, including specific high profile corporation acting respectively in their field of activities such as :
     -    Media  Operator  sales  group
     -    Banking  institution
     -    Information  content,  media  broadcaster
     -    Property  owner,  governments,  public  institutions  for  locations
     -    GSI  USA  product  &  Systems

By joining these forces together based on our past experience, service units driven by advertising revenues and services creates a multi revenue potential, using the power of each respective partners.

Now, that we have completed our pilot projects and business sales strategies, we have focused and trained our sales staff to penetrate the United States market.

All administration accounting, legal and financing are moved to Miami. We are currently installing our broadcast facilities in Miami and will have broadcast sales headquarters and show room in same facility installations will be completed by mid April 2002.

GSI USA will have 1 sale representative in Canada and 2 sale representative in Europe. We are also, currently negotiating with independent sales forces on a commission plan for faster coverage of territories.

We have noticed a lot of activities in the advertising industry since the beginning of the year 2002. we have been answering to a lot of demands from customers for new project.

Europe

We  have  just  finalized  the  following  contracts  :

     1.   Dauphin  advertising,  Paris:

          Server  installation        22,000.00
          Expenses                     5,000.00
                                      ---------
          Net  profit                 17,000.00

          Maintenance and broadcasting contract will follow when the network will be deployed.

     2.   AAP,  Newspaper  Kiosk  network  in  France

          103  Icolumns  sales:        592,920.00
          Total  of  cost  :           474,336.00
                                       ----------
          Net  profit  :               118,584.00

          The  managing  of  Network
          And  broadcasting
          contract/year                 55,000.00
          Expense                       25,000.00
                                        ---------
          Net  profit  :                30,000.00

     3.   EDF  GDF,  France
          Utilities,  gas,  electricity
          Corporation

          15  Icolumns  sale  :         68,000.00
          total  cost  :                50,000.00
                                        ---------
          Net  profit  :                18,000.00

     4.   Bilbao  Bank
          Pilot  project  for
          Surveillance  and  security:  23,450.00
          Total  cost  :                17,000.00
                                        ---------
          Net  profit  :                06,450.00

          If operation from pilot project is successful Bilbao Bank will extend potentially to all other facilities. The concept is applicable to a lot of other customers in the banking industry combined with transacolumn program it gives GSI a strong approach in this market.


Canada

Our affiliate has completed its reorganization. The R&D will remain in Montreal in a new location of 2,000 square feet.

GSI Canada will strictly concentrate on R&D, as well as, serving GSI USA customers in installations of network, maintenance and broadcasts.

GSI Canada has released all of its sales and licensing rights to GSI USA in counterpart of payment of GSI Canada's debts to GSI USA, it will reflect in our next quarter.

                           PART  II  -  OTHER  INFORMATION

Item  1.  Legal  proceedings
----------------------------

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

     On September 2001, we received a law sue from Mr. Alex Zervakos a former employee of GSI USA. Our lawyer in Quebec is negotiating with the adverse party in order to resolve this matter.

     During the last quarter, GSI USA received two law suits from former employees. Although, an understanding was reached with the two employees, they change their opinion later on, and filed in small claims courts. After review from our lawyers a motion to set aside default judgments continue cases. Consolidate cases and transfer to circuit court was deposited and accepted. We are waiting date for trial or settlement.


Item  2.  Changes  to  authorized  shareholders'  capital
---------------------------------------------------------
During the three month period ending January 31, 2002, the Company issued 900,000 shares of common stock class B to settle liabilities in the amount of $87,625. The Company also issued 600,000 shares to the President of the Company to settle unpaid salaries for the period.

Item  3.  Defaults  upon  senior  securities
--------------------------------------------

None.

Item 4.  Submission of matters to vote of security holders
----------------------------------------------------------

None.

Item 5.  Other information
--------------------------

Late  filing  10K

On February 4th, 2002, we became delinquent because we was late filing our annual 10K report. Our ticker symbol changed then from GSITB to GSIBE.

Since we have changed management of the corporation and reorganized the financial structure of the corporation, we were late filing our annual report 10K.

On  March  5th,  2002,  we  were  temporarily  delisted  from  the  OTCBB.

On  March  8th,  2002,  we  have  filed  our  10K  report.

We have appointed a market maker to fill in a c-211 form and forecast being back on OTCBB before the end of March 2002.

We  now  file  our  quarterly  report  10Q on time and will do so in the future.


Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

The following exhibits are contained in this 10-QSB:

     None.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  March  18th,  2002              GSI  TECHNOLOGIES  USA  INC.


                                        By:  /s/  Rene  Arbic
                                        --------------------------------
                                           Rene  Arbic
                                           Chief Executive Officer