Form 10QSB
period 2002-04-30
GSI TECHNOLOGIES USA INC /DE
filed 2002-06-17
CIK 1105862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(MARK  ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended APRIL 30, 2002.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to ________

COMMISSION  FILE  NUMBER:  0-31229

                            GSI TECHNOLOGIES USA INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                         65-0902449
--------------------------------------  ----------------------------------------
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

Transitional Business Disclosure Format (Check one): Yes [ ] No [X]

                              INDEX TO FORM 10-QSB
                              --------------------
                      For the Quarter Ended APRIL 30, 2002
                    ----------------------------------------

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL  INFORMATION

Item 1. Financial  Statements  (Unaudited)

        Balance Sheet as of January 31st, 2002                                 3
     Statement  of  Operations  for  the  Three
        Months ended January 31st , 2002 and 2001                              4
     Statements  of  Cash  Flows  for  Three  Months
        Ended January 31st, 2002 and 2001                                      5

     Notes to Financial Statements for the                                 6 - 7
     three  Months  Ended  January  31st,  2002.

Item 2. Management's Discussion and Analysis                              8 - 13

PART II. OTHER INFORMATION                                                    14

Item 1. Legal Proceedings                                                     14

Item 2. Changes in Securities                                                 14

Item 3. Defaults Upon Senior Securities                                       14

Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 5. Other  Information                                                    15

Item 6. Exhibits and Reports on Form 8-K                                      15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial statements
----------------------------

                           GSI TECHNOLOGIES USA, INC.
                                  BALANCE SHEET
                                AT APRIL 30, 2002
                                  (UNAUDITED)



                                     ASSETS
                                     ------

Current Assets
  Receivables, net (principally related party)                    1 624 163
                                                                ------------
    Total current assets                                          1 624 163
Property and equipment, net                                          34 088
Intangible assets, net                                              236 089
Other assets                                                         19 908
                                                                ------------
    TOTAL ASSETS                                                  1 914 247
                                                                ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts payable                                                  857 032
  Notes Payable                                                      76 392
  Other current liabilities                                         116 821
                                                                ------------
    Total current liabilities                                     1 050 246

  Stockholder's Equity
  Common Stock, class A, $1.00 par value; authorized                      -
     5,000,000 shares; issued and outstanding none
  Common Stock, class B, $.001 par value; authorized                 25 802
     55,000,000 shares; issued and outstanding - 25,802,134
  Paid in Capital                                                 5 243 740
  Deficit accumulated during the development stage               (4 405 928)
  Accumulated other comprehensive income                                388
                                                                ------------
    Total Shareholder's Equity                                      864 001

     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $ 1 914 247
                                                                ============

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                                    GSI TECHNOLOGIES USA, INC.
                                     STATEMENT OF OPERATIONS
                    FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                           (UNAUDITED)

                                                            Three months                Six months
                                                           ended April 30,            ended April 30,
                                                     --------------------------  --------------------------
                                                         2002          2001          2002          2001
                                                     ------------  ------------  ------------  ------------
Revenues                                             $         -   $   126 043   $    23 750   $   132 293

Cost of Sales                                                  -        60 343        10 634        64 093
                                                     ------------  ------------  ------------  ------------
Gross Profit                                                   -        65 700        13 116        68 200

Operating Expenses:
       Marketing                                          16 051        41 143        24 412        69 838
       Management and administrative fees                  1 534       239 733         1 534       472 223
       Salaries and related costs                              -        61 982        38 996       108 794
       Rent                                               13 703         9 853        51 426        24 636
       Financing expense                                       -        10 000             -        10 000
       Professional fees                                   2 457        10 255         9 029        21 751
       Consulting                                              -                           -
       Depreciation                                          973         2 600         1 947         3 900
       Amortization                                       23 845        23 879        47 691        47 688
       Travel                                                  -        29 001             -        37 761
       Other selling, general and administrative          17 737        54 404        45 841        92 985
                                                     ------------  ------------  ------------  ------------
          Total operating expenses                        76 300       482 850       220 875       889 576

          Loss before other income (expense)             (76 300)     (417 150)     (207 759)     (821 376)

Other income (expense):
       Interest income (principally related party)                     105 756                     194 462
       Interest expense (principally related party)       (4 417)     (106 566)       (8 759)     (193 349)
       Foreign exchange gain/(loss)                      (24 529)            -       (15 960)            -
       Equity in net earnings (loss) of affiliates             -        42 550             -       219 408
                                                     ------------  ------------  ------------  ------------
          Total other income (expense)                   (28 946)       41 740       (24 719)      220 521


                                                     ------------  ------------  ------------  ------------
Net Loss                                                (105 246)     (375 410)     (232 479)     (600 856)
                                                     ============  ============  ============  ============

Basic weighted average common shares outstanding      20 788 768    20 595 223    20 689 767    20 595 223
                                                     ============  ============  ============  ============

Basic Loss per common share                          $     (0,01)  $     (0,02)  $     (0,01)  $     (0,03)
                                                     ============  ============  ============  ============

                 Read  the  accompanying  summary  of  significant  accounting  notes  to financial  statements,  which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                            STATEMENT OF CASH FLOWS
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                  (UNAUDITED)

                                                                For the six months
                                                                  ended April 30,
                                                              -----------------------
                                                                 2002        2001
                                                              ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                             $(232 479)  $ (600 856)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
      Depreciation and amortization                              49 638       51 588
      Issuance of stock for contract settlement                  38 996        5 000
      Accrued Interest Expense                                    8 759      193 349
      Accrued Interest Income                                               (194 462)
      Equity in net earnings (loss) of affiliates                           (219 048)

Changes in Operating assets and liabilities:
      Receivables and other assets                               (4 871)    (134 472)
      Accounts Payable and Accrued Liabilities                  133 939      189 630
                                                              ----------  -----------

Net cash provided by/(used in) operating activities              (6 019)    (709 271)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities
      Loan Receivable, principally related parties                    -     (655 743)
      Purchase of property and equipment                              -         (459)
                                                              ----------  -----------

Net cash provided by/(used in) investing activities                   -     (656 202)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                          -       50 000
  Short term borrowings                                               -    1 103 617
  Sales of common stock                                               -      225 000
                                                              ----------  -----------

Net cash provided by/(used in) financing activities                   -    1 378 617
                                                              ----------  -----------

Effect of exchange rate changes on cash and cash eqivalents           -            -
                                                              ----------  -----------

Net increase (decrease) in cash and cash equivalents             (6 019)      13 144
Cash and cash equivalents, beginning of period                    6 019        4 404
                                                              ----------  -----------

Cash and cash equivalents, end of period                      $       -   $   17 548
                                                              ==========  ===========

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

                                 APRIL 30, 2002



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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $232,479 for the six months ended April 30, 2002 (unaudited). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Management of the Company has developed a strategy, which it believes will accomplish this objective through financing, which will enable the Company to operate for the coming year.


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


Results  from  operations

6 months ending January 31, 2002 and 2001

During GSI's first and second quarter from November 1, 2001 to April 30 2002, GSI USA incurred a loss of $232,479 or $.01 per share versus a loss of $600,856 or .03 per share in the same period in 2001.

Revenues

     $23,750 in revenue was recognized during the six month period, versus $132,293 for the same period in the prior year. This is related to sub-licensing agreements realized over the respective terms.




Cost of revenues and direct operating costs

     According to the master license agreement with GSI Canada, GSI USA owns 60% of the price of any sub-license it sells to a new licensee. This amount is payable to GSI Canada by the end of the calendar quarter in which the sub-license is granted its sub-license. GSI USA has incurred $10,634 in direct operating cost for this six month period, versus 64,093 for the same period in the prior year.

Operating  expenses

     During the six months ended April 30, 2002, GSI USA has incurred $220,875 in operating expenses versus 889,576 for the same period in 2001.


Other  income

     During the six months ending April 30, 2002, ZERO in interest was earned mainly on the outstanding loan to GSI Canada due to the fact that is has protection from the bankruptcy courts, while $8,759 in interest was incurred. This amount is principally for loans outstanding.


Liquidity  and  capital  resources

     At January 31, 2002 GSI USA had ZERO in cash. Cash used in operating activities during the three months ending January 31, 2002 was 6,019, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash used by investing activities during the period reflects additional short-term loans to GSI Canada in the amount of $0.

     Cash  provided  from  financing  activities  during  the  period  was ZERO.

     The result of all activities during the six-month period ending April 30, 2002 was a net decrease of $6,019 in our cash position.

MANAGEMENT  DISCUSSION  AND  ANALYSIS

GSI  USA

We have completed our restructuring program, concentrating on our core business to serve, inform and communicate with the consumer in its daily environment, offering information media content out of home as well as providing services to citizens customized to their needs on a day to day basis.

After a 2 year beta testing, in real market application, our affiliate GSI Canada through its R&D Center and team has learned a great deal of experience, by managing a network of 32 city Columns through the Ivanho shopping malls network in Canada.

After unfortunate September 11th events, we concentrated on trying to improve our concept to allow our 2 way software multimedia pack to become a tool and information center in the event of any public crisis. The defense department has recently published a 2000 pages report on lack of communications on September 11th events.

Our vision is to deploy a wide network of kiosks in public areas such as airports, malls, offices building, postal offices, subways, government offices etc . Through strategic partnership, we are currently negotiating deployment of 15000 locations coast to coast reaching millions of consumers on a pin point service capabilities.

Our R&D team has enhance our software modular applications, allowing to install cameras integrated in our units offering monitoring sources to serve authorities and prompt reaction informational capabilities in the event of any security problems.

On June the 5th and the 6th 2002, we were exhibitors in the home land defense and security show in Washington D.C. featuring our new servicolumn product. We have received a great deal of interest for our product by many government department and public authorities.

Through a new venture agreement with Boston based corporation, Bio Defense, we have integrated for the purpose of the show, the mail defender unit in our servicolumn. The mail defender product allows consumers to safely and simply take any letters or documents of any kind and within 10 minutes cycle destroy all traces of bio contamination, such as anthrax, E-coli and many others bacteria will be destroyed without altering the documents. We envision a wide network of integrated technologies in postal services environment worldwide.

Furthermore, we have concluded on June the 10th 2002, an exclusive licensing agreement with Bio Defense corp., allowing GSI to integrate such technology in a out of home public area network of kiosks. The potential revenues for such a product will have tremendous impact on our sales.

To  serve,  to  inform,  to  communicate,  to  detect  and  to  protect.

Our affiliate GSI Canada, has completed its restructuring program and began to repay its line of credit with the CIBC Bank as well as its creditors. In April 2002, our affiliate repaid to GSI USA the balance of its debts of 994,581.00 by transferring all licensing rights and sales rights to our corporation. GSI USA has, now, all sales and licensing rights on our technologies worldwide.

Our affiliate GSI Canada has entered into negotiation with Bio Defense corporation to produce and assemble the mail defender units in Canadian's facilities. The basis of the contract is to assemble 900,000 units in the next
24 months. The advantages of the tax credit government program in the Mirabel free trade zone allows GSI Canada to offer various investments advantages as well as highly qualified personal to fulfill a large production capability. We have concluded on June 10th 2002, a memorandum of understanding and are currently working the details through this new partnership's venture. Our affiliate anticipates achieving profitable results in Fall 2002.

The board of directors of GSI USA is considering negotiating the potential acquisition of our affiliate after restructuring program is completed.

The benefits of Government programs are tremendous and represents a leading edge value for the benefit of GSI USA shareholders.

All  operations  research,  broadcast  and  engineering  are now operated by GSI
Canada.

All  sales  and  licensing  are  performed  by  GSI  USA.

Our cash requirements for the next quarter represents approximately 150,000 in total. We are currently negotiating with financial institutions as well as investment bankers and sophisticated investors to seek for more capitalization.

On February 7th 2002, GSI USA board of directors offered a board member position to Mr. Julian Beardsley and another one to Mr. Dario Littera. After reviewing and evaluating the candidates agenda and availabilities the board has decided not to retain their services. The two candidates did not filed in a form 3 as required by regulator authorities.

On February 7th 2002, the board announced a promissory notes program through the CHGC investment banking, after evaluating the program through a complete due diligence, the board of directors of GSI USA has decided to terminate all discussions and negotiations in that regards.

On June 7th 2002, GSI USA concluded a memorandum of understanding with Stellar Holdings, to evaluate the possibility of joining forces through integration of Stellar wireless technologies and GSI's concept. We are currently evaluating the potential and structure of such a venture agreement. The revenue's structure represents approximately 22,000,000 in 2001 and 24,000,000 in 2002.

The real equity of Stellar operations is 14,465,640 in 2001 and over 18,000,000 in 2002. Our respective engineering departments are evaluating the potential of integration of technologies for the benefit of GSI's concept.

Our administrative officers are going through evaluation and due diligence process and have agreed on a closing date before July 30th 2002.

This transaction is subject to due diligence and approval of regulator authorities. The impact and leverage of the transaction could represent immediate benefits to shareholders of both corporation.



Investment  in  affiliates

As of March 2nd 2002, GSI USA had no longer any investments in affiliate.


Product sales, distribution and provision of services


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

After the announcement of United States President on June 6th 2002, about a new government department voting 37 billions budget for home land defense, we believe our software and kiosk's concept will generate a lot of interest for security and information content potential.

                          PART II - OTHER INFORMATION

Item 1.  Legal proceedings
--------------------------

Legal  proceeding

     On December 15, 2000, we signed an agreement with the Quebec Securities Commission to conform to filing requirements for any sales of shares to residents of the Province. Our former President also agreed that the sale of any shares directly by himself or shares owned by companies in which he has an interest would be in conformity with the filing requirements in the jurisdiction of Quebec.

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

     During the last quarter, GSI USA received two law suits from former employees. Although, an understanding was reached with the two employees, they change their opinion later on, and filed in small claims courts. After review from our lawyers a motion to set aside default judgments continue cases. Consolidate cases and transfer to circuit court was deposited and accepted. We are waiting date for trial on settlement.


Item 2.  Changes to authorized shareholders' capital
----------------------------------------------------

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

We have appointed a market maker to fill in a c-211 form and forecast being back on OTCBB soon.

We now file our quarterly report 10Q on time and will do so in the future.

The board of GSI USA is proud to announce the nomination of Mrs. Marie El Ahmar Eid as new board member of GSI USA. Mrs. Eid has been serving the corporation for over 3 years as President assistant as well as human resources director and development manager. We are very happy of her implication on the board and believe strongly that she will be very useful to the corporation considering her long term experience and capabilities.


Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

The following exhibits are contained in this 10-QSB:

   None.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  June  17th,  2002            GSI TECHNOLOGIES USA INC.



                                     By:  /s/  Rene Arbic
                                     --------------------------------
                                        Rene Arbic
                                        Chief Executive Officer