Form 10QSB
period 2002-07-31
GSI TECHNOLOGIES USA INC /DE
filed 2002-09-20
CIK 1105862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended JULY 31, 2002.

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

                              INDEX TO FORM 10-QSB
                              --------------------
                      For the Quarter Ended July 31, 2002
                      -----------------------------------


                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheet as of July 31st, 2002                       3
     Statement of Operations for the Three
        Months ended July 31, 2002 and 2001                       4
     Statements of Cash Flows for Three Months
        Ended July 31st, 2002 and 2001                            5

     Notes to Financial Statements for the                    6 - 7
     three Months Ended July 31, 2002.

Item 2. Management's Discussion and Analysis                   8-14

PART II. OTHER INFORMATION                                       17

Item 1. Legal Proceedings                                        17
Item 2. Changes in Securities                                    17

Item 3. Defaults Upon Senior Securities                          17

Item 4. Submission of Matters to a Vote of Security Holders      17

Item 5. Other Information                                        18

Item 6. Exhibits and Reports on Form 8-K                         18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial statements
-----------------------------

                           GSI TECHNOLOGIES USA, INC.
                                  BALANCE SHEET
                                AT JULY 31, 2002
                                  (UNAUDITED)

                                     ASSETS
                                     ------


Current Assets
  Receivables, net (principally related party)                    1 624 163
                                                                ------------
    Total current assets                                          1 624 163
Property and equipment, net                                          33 008
Intangible assets, net                                              212 350
Other assets                                                         19 908
                                                                ------------
    TOTAL ASSETS                                                  1 889 428
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts payable                                                  863 390
  Notes Payable                                                      80 452
  Other current liabilities                                         116 821
                                                                ------------
    Total current liabilities                                     1 060 664

Stockholder's Equity
  Common Stock, class A, $1.00 par value; authorized                      -
       5,000,000 shares; issued and outstanding none
  Common Stock, class B, $.001 par value; authorized                 25 802
       55,000,000 shares; issued and outstanding - 25,802,134
  Paid in Capital                                                 5 243 740
  Deficit accumulated during the development stage               (4 441 165)
  Accumulated other comprehensive income                                388
                                                                ------------
    Total Shareholder's Equity                                      828 765

    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                  $ 1 889 428
                                                                ============

Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                             STATEMENT OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                 (UNAUDITED)


                                                           Three months                Nine months
                                                           ended July 31,              ended July 31,
                                                     --------------------------  --------------------------
                                                         2002          2001          2002          2001
                                                     ------------  ------------  ------------  ------------
Revenues                                             $         -   $    48 750   $    23 750   $   181 043

Cost of Sales                                                  -        27 977        10 634        92 070
                                                     ------------  ------------  ------------  ------------
Gross Profit                                                   -        20 773        13 116        88 973

Operating Expenses:
       Marketing                                               -        12 024        24 412        81 862
       Management and administrative fees                      -       127 809         1 534       600 031
       Salaries and related costs                              -         6 159        38 996       114 952
       Rent                                                    -       129 866        51 426       154 503
       Financing expense                                       -             -             -        10 000
       Professional fees                                       -       117 061         9 029       138 812
       Consulting                                              -        40 246             -        40 246
       Depreciation                                          973         3 847         2 920         7 747
       Amortization                                       23 845        24 070        71 537        71 758
       Travel                                                  -         4 256             -        42 017
       Other selling, general and administrative           1 556        70 733        47 396       163 718
                                                     ------------  ------------  ------------  ------------
          Total operating expenses                        26 374       536 071       247 249     1 425 646

          Loss before other income (expense)             (26 374)     (515 298)     (234 133)   (1 336 673)

Other income (expense):
       Interest income (principally related party)                      90 114                     284 576
       Interest expense (principally related party)       (8 863)      238 470       (17 622)       45 121
       Foreign exchange gain/(loss)                            -             -       (15 960)            -
       Equity in net earnings (loss) of affiliates             -       197 006             -       416 414
                                                     ------------  ------------  ------------  ------------
          Total other income (expense)                    (8 863)      525 590       (33 582)      746 111

                                                     ------------  ------------  ------------  ------------
Net Loss                                                 (35 237)       10 292      (267 715)     (590 562)
                                                     ============  ============  ============  ============

Basic weighted average common shares outstanding      25 802 134    21 076 636    22 869 528    20 689 767
                                                     ============  ============  ============  ============

Basic Loss per common share                          $     (0,00)  $      0,00   $     (0,01)  $     (0,03)
                                                     ============  ============  ============  ============

        Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                            STATEMENT OF CASH FLOWS
           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                      (UNAUDITED)


                                                                 For the nine months
                                                                   ended July 31,
                                                               ------------------------
                                                                  2002         2001
                                                               ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                              $(267 715)  $  (590 562)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation and amortization                                74 457        79 506
     Issuance of stock for contract settlement                    38 996         5 000
     Accrued Interest Expense                                     12 179       (45 121)
     Accrued Interest Income                                           -      (284 576)
     Equity in net earnings (loss) of affiliates                       -      (416 414)

Changes in Operating assets and liabilities:
     Receivables and other assets                                 (4 871)      (69 084)
     Accounts Payable and Accrued Liabilities                    140 937       163 452
                                                               ----------  ------------
Net cash provided by/(used in) operating activities               (6 019)   (1 157 799)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities
     Loan Receivable, principally related parties                      -       928 421
     Purchase of property and equipment                                -       (28 376)
                                                               ----------  ------------
Net cash provided by/(used in) investing activities                    -       900 045

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                           -        50 000
  Sales of common stock                                                -       225 000
                                                               ----------  ------------
Net cash provided by/(used in) financing activities                    -       275 000
                                                               ----------  ------------
Effect of exchange rate changes on cash and cash equivalents           -             -
                                                               ----------  ------------
Net increase (decrease) in cash and cash equivalents              (6 019)       17 246
Cash and cash equivalents, beginning of period                     6 019         4 404
                                                               ----------  ------------
Cash and cash equivalents, end of period                       $       0   $    21 650
                                                               ==========  ============


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

     None

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                  JULY 31, 2002



NOTE 1  - BASIS  OF  PRESENTATION

     The accompanying unaudited condensed financial statements of GSI Technologies USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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



NOTE 4  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $267,715 for the nine months ended July 31, 2002 (unaudited). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Management of the Company has developed a strategy, which it believes will accomplish this objective through financing, which will enable the Company to operate for the coming year.



NOTE 5  -  STOCKHOLDER'S  EQUITY

     During the nine-month period ending January 31, 2002, the Company issued 900,000 shares of common stock class B to settle liabilities in the amount of $87,625. The Company also issued 400,000 shares to the President of the Company to settle unpaid salaries for the period.

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

Overview

     GSI Technologies USA (GSI USA) specializes in offering broadcasting solutions principally for out home advertising, such as electronic billboards, interactive advertising kiosks and any type of animated electronic screens with full video capabilities. GSI USA's software enable user to transmit pin point animated information contact as well as receive full motion video, graphics and audio files. GSI's software and concept allows advertisers to reach more consumer on a daily bases and permits to measure impact of their ads by interacting with consumer.

CSI USA is holder of a worldwide license on technologies. GSI has accomplished all market tests indoor and outdoor and has proved to offer worlds best technologies for advertising applications.


Results  from  operations

9 months ending July 31, 2002 and 2001

During GSI's nine months from November 1, 2001 to July 31 2002, GSI USA incurred a loss of $267,715 or $.01 per share versus a loss of $590,562 or .03 per share in the same period in 2001.

Revenues

     $23,750 in revenue was recognized during the nine-month period, versus $181,043 for the same period in the prior year. This is related to sub-licensing agreements realized over the respective terms.



Cost of revenues and direct operating costs

     According to the master license agreement with GSI Canada, GSI USA owns 60% of the price of any sub-license it sells to a new licensee. This amount is payable to GSI Canada by the end of the calendar quarter in which the sub-license is granted its sub-license. GSI USA has incurred $10,634 in direct operating cost for this nine-month period, versus 92,070 for the same period in the prior year.

Operating expenses

     During the nine months ended July 31, 2002, GSI USA has incurred $247,249 in operating expenses versus $1,425,646 for the same period in 2001.


Other income

     During the nine months ending July 31, 2002, zero in interest was earned mainly on the outstanding loan to GSI Canada due to the fact that is has protection from the bankruptcy courts, while $17,622 in interest was incurred. This amount is principally for loans outstanding.


Liquidity and capital resources

     At July 31, 2002 GSI USA had zero in cash. Cash used in operating activities during the nine months ending July 31, 2002 was 6,019, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash used by investing activities during the period reflects additional short-term loans to GSI Canada in the amount of $0.

     Cash provided from financing activities during the period was zero.

     The result of all activities during the nine-month period ending July 31, 2002 was a net decrease of $6,019 in our cash position.



MANAGEMENT  DISCUSSION  AND  ANALYSIS

GSI  USA

We have completed our restructuring program, concentrating on our core business to serve, inform and communicate with the consumer in its daily environment, offering information media content out of home as well as providing services to citizens customized to their needs on a day-to-day basis.

After a 2 year beta testing, in real, in real market application, our affiliate GSI CANADA through its R&D Center and team has learned a great deal of experience, by managing a network of 32 City Columns through the Ivanoh Shopping Malls' network in Canada.

After unfortunate September 11th events, we concentrated on trying to improve our concept to allow our 2-way software multimedia pack to become a tool and information center in the event of any public crisis. The defense department has recently published a 2000 pages report on lack of communications on September 11th events.

Our vision is to deploy a wide network of kiosks in public areas such as airports, malls, offices building, postal offices, subways, government offices etc.

Our R&D team enhances our software modular applications, allowing to install cameras integrated in our units offering monitoring sources to serve authorities and prompt reaction informational capabilities in the event of any security problems.

On June the 5th and the 6th, 2002, we were exhibitors in the homeland defense and security show in Wahsington D.C. featuring our new Servi Column product. We have a great deal of interest for our product by many government department and public authorities.

In our last 10Q, we disclosed our negotiations with Boston based corporation Bio Defense integrating the mail defender product in our Servicolumn to be installed in post offices' network.

We  are  currently  pursuing  presentations  to  postal  communities  worldwide.

Based on a Montreal agreement between GSI TECHNOLOGIES USA Inc and Bio Defense, we have no longer exclusive licensing agreement to distribute the mail defender units in our network. Our affiliate GSI Canada has not concluded manufacturing assembly contract with Bio Defense. Both parties have mutually agreed to suspend negotiations till further notice.

The Board of Directors of GSI TECHNOLOGIES USA Inc is considering negotiating the potential acquisition of our affiliate after restructuring program is completed.

The benefits of Government programs are tremendous and represent a leading edge value for the benefit of GSI TECHNOLOGIES USA shareholders.

All  operations  research,  broadcast  and  engineering  are now operated by GSI
CANADA.

All sales and licensing are performed by GSI TECHNOLOGIES USA Inc.

Our Cash requirements for the next quarter represent approximately $150,000.00 in total. We are currently negotiating with financial institutions as well as investment bankers and sophisticated investors to seek for more capitalization.

Our administrative officers were still trying to conclude final agreement with Stellar Holdings, and are evaluating the potential of our mutual venture.



Investment in affiliates

As of March 2nd 2002, GSI TECHNOLOGIES USA had no longer any investments in affiliate.

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


It allows advertisers to measure impact of their marketing campaign through network pinpoint consumer environment.

Our affiliate continues to benefit from tax credit program, and is completing an anticipated demand of incomes from Canadian government for 2002's benefits.

The R&D's team has developed a large experience in managing networks of interactive advertising modules and finished the development of specific units such as:

     - City column, indoor display unit 3 faces advertising screen, with interactive touch screen unit and Internet access. These 32 units are in operation and have given results over the past 2 years in the shopping center environment.
     - Transa Column, has 2 faces display unit with Internet kiosk and integrating ATM bank terminal. The target market is directly oriented to offer multi transactional capabilities for banking services as well as E-com transactions supported by advertising broadcast content. The consumer can use the units to pay bills, make a transaction, withdraw cash and take E-Mails and Internet access. We have completed a market study with banking institutions and identify the need for such product in North America as well as Europe. We are currently negotiating with Canada Post and some banks the implementation of a large network in North America. We believe that we will conclude before the end of the next quarter.
     - Sky Column, full outdoors video LED screens for high traffic areas bill board size. We have been managing this type of screens for over 5 years and a half.
     - Digicolumn, display kiosk using plasma screen, technology integrated in totem supports, vertical and horizontal applications.
     - I Column, the latest technology, 15 inches LED screen integrating computer to the back of the screen on a very robust industrial application. We have made recent sales of 150 units in indoor and outdoor market. The hype around this product allows us to fit units in various position to generate instant impulses to buy in stores, kiosks, restaurants, airports in a cash counter area.


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

In September 2001, the Dauphin Group in France division of Clear Channel International acquired a technologies license for its territory.

On March 7th, GSI USA received a purchase order from Dauphin to install server system in Paris and service contract for monitoring the broadcast network. Our engineers have instaled the systems on the week of March 18th 2002.

Clear Channel is counting on the 2 pilots projects in UK and France to move the concept worldwide. If these projects are successful, the advertising group will deploy a worldwide network.

On August 15, 2002, Adshel Clear Channel, has given to GSI TECHNOLOGIES USA INC. an R&D contract to develop specific modular applications to our software.

We are currently negotiating with Adhsel a 3-year contract for R&D to serve and develop the Adshel business plan and deployment of their electronic advertising contract.

GSI is very proud to serve the Clear Channel Group and very happy to be the official supplier retained by this giant media group.

Our management team has reoriented their sales targets and strategies. We have put together an aggressive sales plan for United States by putting together partnerships ventures, including specific high profile corporation acting respectively in their field of activities such as:

     -    Media  Operator  sales  group
     -    Banking  institution
     -    Information  content,  media  broadcaster
     -    Property  owner,  governments,  public  institutions  for  locations
     -    GSI  USA  product  &  Systems

By joining these forces together based on our past experience, service units driven by advertising revenues and services create multi revenue potential, using the power of each respective partner.

Now, that we have completed our pilot projects and business sales strategies, we have focused and trained our sales staff to penetrate the United States market.

In July 2002, GSI TECHNOLOGIES USA INC. has completed a licensing agreement with Californian based corporation SN ENTERTAINMENT. The agreement is a 10-year exclusive licensing agreement to allow SN ENTERTAINMENT to install electronic advertising screen network in the adult business environment. SN ENTERTAINMENT has concluded for the first phase a leasing agreement to install 250 plasma screens in men's adult clubs. The potential of the adult market is very impressive.



                           PART II - OTHER INFORMATION

Item 1. Legal proceedings
-------------------------

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

     We remain party to one proceeding initiated by another party, Mr. Jacques Biron, against GSI Canada, GSI, our President and others in the Superior Court of the Province of Quebec, District of Montreal. An amount of $98,766 in Canadian dollars has been claimed for our alleged failure to pay a commission and consequent damages relating to negotiations with GSI Canada for an acquisition. We have retained legal counsel in Montreal, Mr. Marc Cote of Labelle, Boudrault, Cote & Associates, who advises that, in his opinion, Mr. Biron's case against the company is without merit; that he has no right in law to sue GSI Technologies USA Inc.

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


Item 2.  Changes to authorized shareholders' capital
----------------------------------------------------
None

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

We have appointed a market maker to fill in a c-211 form and will are still working directly with the NASD department to resolve that matter and anticipate that we will be relisted soon.

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






Dated:  September 18, 2002              GSI TECHNOLOGIES USA INC.





                                     By:   /s/ Rene Arbic
                                     -----------------------------------
                                        Rene Arbic
                                        Chief Executive Officer

September 18, 2002


To:  Mark Cohen, C.P.A.

In connection with your review of the balance sheet and related statements of income, retained earnings and cash flows of GSI Technologies USA, Inc. as of July 31, 2002 and for the purpose of expressing limited assurance that there are not material modifications that should be made to the statements in order for them to be in conformity with generally accepted accounting principles (or other comprehensive basis of accounting), we confirm, to the best of our knowledge and belief, the representations made to you during your review.

     1. The financial statements referred to above present the financial position, results of operations, and cash flows of GSI Technologies USA, Inc. in conformity with generally accepted accounting principles. In that connection, we specifically confirm that -

          a. The Company's accounting principles and the practices and methods followed in applying them, are as directed in the financial statements.

          b. There have been no changes during the period from November 01, 2000 to July 31, 2002 in the Company's accounting principles and practices.

          c. We have no plans or intention that may materially affect the carrying amounts or classifications of assets and liabilities.

          d. There are no material transactions that may materially affect the carrying amounts or classifications of assets and liabilities.

          e. There are no material losses (such as from obsolete inventory or purchase or sales commitments) that have not been properly accrued or disclosed in the financial statements.

          f. There are no violations or possible violations of laws or regulations whose effects should be considered for disclosure in the financial statements or as a basis for recording a loss contingency, and there are no other material liabilities or gain or loss contingencies that are required to be accrued or disclosed. Also, we are not aware of any pending or threatened litigation, claims or assessments or unasserted claims or assessments that are required to be accrued or disclosed in the financial statements in accordance with Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies, and we have to consulted a lawyer concerning litigation claims, or assessments.

          g. The Company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged, except as disclosed in the financial statements.

          h. There are no related party transactions including sales, purchases, loans, transfers, leasing arrangements, guarantees, and amounts receivable or the payable to related parties that have not been properly disclosed in the financial statements.

          i. We have compiled with all aspects of contractual agreements that would have a material effect on the financial statements in the event of noncompliance.

          j. To the best of our knowledge and belief, no events have occurred subsequent to the balance-sheet date and through the date of this letter that would require adjustment to or disclosure in the financial statements.

          k. We have no knowledge of concentrations existing at the date of the financial statements that make the entity vulnerable to the risk of near-term severe impact that have not been properly disclosed in the financial statements. We understand that concentrations refer to volumes of business, revenues, available sources of supply, or markets or geographic areas for which events could occur that would significantly disrupt normal finances within the next year.

          l. Management has identified all significant estimates used in the preparation of the financial statements.

     2. We have advised you of all actions taken at meetings of stockholders, board of directors, and committees of the board of directors, (or other similar bodies, as applicable) that may affect the financial statements.

     3. We have responded fully to all inquiries made to us by you doing your review.



/s/ Rene Arbic
----------------------------------------------
Rene Arbic - President