Form 10KSB
period 2002-10-31
GSI TECHNOLOGIES USA INC /DE
filed 2003-02-05
CIK 1105862

ANNUAL REPORT FOR GSI TECHNOLOGIES USA INC.

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2002

                          Commission File No. 333-30474

                            GSI TECHNOLOGIES USA INC.
                            -------------------------

                 (Name of small business issuer in its charter)


                     Delaware                         65-0902449
         -------------------------------    -------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification
          Incorporation or organization)               Number)



                        400, St-Jacques Street, Suite 500
                            Montreal, Quebec H2Y 1S1
                            ------------------------
          (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code (514)-282-9292

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                CLASS B COMMON STOCK (PAR VALUE $.001 PER SHARE)
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 1II of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The Registrant's revenues for its most recent fiscal year were $23,750.00.

The aggregate market value for the voting and non-voting common equity held by non-affiliates on October 31, 2002 was approximately $15,668.00. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The total number of shares of Class B Common Stock outstanding on October 31,2002 was 26,068,134.


                                     PART I

The Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of a number of factors, which are not within the Registrant's control.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Organization

GSI Technologies USA Inc. ("GSI") is a Delaware corporation, originally established in July 1998 as I.B.C. Corporation. Following a change of control to the current principal shareholders and the creation of a new business plan, we acquired an exclusive worldwide license from GSI Technologies ("GSI Canada") relating to a unique technology in the field of electronic commercial advertising. The license includes proprietary software, hardware, and broadcasting systems enabling users to transmit and receive full-motion video, graphics, along with compressed or uncompressed audio on any kind of display units, whether mobile or static, indoor or outdoor. The technology offers users remote control through telephone lines, LANs, the internet, wireless systems, cell phones, global systems for mobile telecommunications, or GSMs, fibbers optics and short waves. GSI also acquired broadcasting server technology from GSI Canada.

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

Based upon our knowledge of the industry, the potential market for which GSI sells its products is large with opportunities for growth. The advertising industry, for example, is always looking for new ways to reach consumers. Having acquired our license from GSI Canada, we believe we are now able to respond to their needs as well as those of other industries. Whereas traditional media groups such as television, radio, and newspapers used to specialize in their respective activities, as reflected below, our research shows that there is a clear pattern of them utilizing newly developed electronic media in order to maintain and extend their reaching power.

Historical background

A predecessor entity called Groupe Solcom was founded in 1995 by a group of individuals experienced in the out of home advertising and retail industries. The primary goal of the Montreal-based R&D firm was to find ways of channeling commercial messages to a wider range of viewers in a structured and targeted method via electronic remotely controlled screens. Originally serving the casino and stadium industries, Groupe Solcom soon identified diverse locations across North America in which to successfully install, manage and remotely control automated display systems. From 1996 through September 1998, Group Solcom controlled and operated large electronic signs in Vancouver, Edmonton, Toronto and Montreal.

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

The Company's cash position and stock values have deteriorated significantly in the past year, making it difficult to raise funds with which to continue essential R&D and marketing activities. This is a reflection more of over all market conditions in terms of market performance and the advertising industry. The Company believes in its technology advantage, and value proposition, and anticipates a turnaround in conditions in 2003.

Using cash on hand, we have continued operations in a reduced fashion, while pursuing appropriate strategies to realize market success of our products. The Company intends to pursue new sales opportunities aggressively, while re-organizing to attract new investors. As of year-end, we have entered into discussions which will reinforce our technology leadership, and lead to greater market penetration.

The technology

The basic technological advance achieved by GSI Canada and available to us by way of the master licensing agreement is the successful integration of various hardware components and specialty software for the transmission of broadcast signals in real time. Using our GSI Multimedia Pack software, which is described below, we have the unique capability to broadcast from a central server to full video screens in remote locations anywhere in the world. The system is capable of updating pinpoint information virtually in real time by way of video compressing systems and other fully automated software systems.

By utilizing our products and services, media and advertisers have an improved way of reaching consumers right in their daily out-of-home environment, especially in suburban shopping malls and the downtown cores where thousands of people circulate daily as pedestrians, as motorists or as they use public transportation going to and from work or to shop.

HARDWARE

To achieve its sales goals, GSI is commercializing products such as Citycolumn, Digicolumn, E-Column, and Skycolumn. These products can all be marketed directly by GSI to end-users or via sub-licensing agreements with media operators which are described below.

GSI's objective is to offer the possibility of what we call GSITV.COM, The Total Vision Network, linking large numbers of installations of our products in various locations. Animated advertising displays and information of public interest can be efficiently and economically managed from strategically placed servers in central locations. The content broadcast on the network will be continuously updated. For optimal exposure, the content will consist of a three-minute loop divided into eighteen segments of ten seconds each. Besides advertising, these segments will include messages of public interest issued by our newsroom, drawing on the technical support of our control room. For example, six of the segments can be dedicated to local advertising while the other twelve are made available for regional or national advertising and the messages of public interest. The involvement of radio and television networks is being sought for this part of the network's offering.

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

From the same data source, spending in North America by advertising medium in 2000 comprised:


          Advertising               $ Spent                  %  of
          Medium                   (Billions)                Total
          --------------------------------------------------------
          Television                  53.9                   38.6
          Newspapers                  48.1                   34.4
          Radio                       18.1                   13.0
          Magazines                   16.8                   12.0
          Outdoor                      2.6                    1.9
          Cinema                       0.1                    0.1
          --------------------------------------------------------
          Total                      139.6                  100.0


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

GSI believes that significant potential exists in the indoor sector of the market in particular. Unlike the outdoor sector, which depends to a large extent on the approval of municipal authorities for the use of public sites, the indoor environment is inherently more hospitable, both from an environmental standpoint and due to the private ownership characteristic. Media operators are actively seeking to penetrate the indoor advertising market which is largely untapped and still in an embryonic stage of development. Shopping centers and office buildings offer excellent opportunities. Information about the shopping center industry was obtained from Scope 1999 from the website www.icsc.org of the ICSC. According to the National Research Bureau, there were a total of 43,600 shopping centers in the United States in 1998, an increase of 1.7% from 1997. Retail sales in shopping centers increased by 5.0% to $1,044.6 billion, representing 51% of total retail sales in the country, excluding auto dealer sales. In a typical month, 189 million adults shop at shopping centers and 94% of the population over 18 years of age. Similarly, in Canada, there were 4,298 shopping centers in Canada by the end of 1998, generating $94.2 billion in retail sales.

Media operators generally negotiate with the owners of public and private property sites suitable for advertising campaigns. Clear Channel Communications, an American multinational, is the largest in the world, operating over 750,000 display faces in 40 countries. It has erected over 700,000 out-of-home signs over a span of 28 years. Clear Channel's direct competitor is JC Decaux, a French multinational with extensive U.S. operations, which has deployed 160,000 backlit advertising panels and 205,000 units of urban furniture worldwide. Outdoor Systems is also a major operator in the out-of-home industry, having deployed its urban furniture products in 90 U.S. metropolitan regions and 13 Canadian cities.

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

Clear Channel International ("CCI"): Based in the UK, it is part of Clear Channel Communications, one of the largest media companies in the world whose key subsidiaries and divisions include: Adshel, More Group, and Eller Media. The association with a major media operator such as Clear Channel further strengthens GSI's attempt to gain more international exposure. We expect to provide Adshel, whose research center is located in London, England, with access to GSI's unique broadcasting technology and integrated advertising solution enabling remotely controlled updates, more targeted content and digital quality that encompasses interactive services to be provided on advertising display products. A master software access agreement is currently under negotiation. After successfully achieving pilot projects with Clear Channel in City of Bristol & Swindon, using GSI's Software Pack solution, we have received from Clear Channel's R&D department a list of requirements on specific applications of our software as well as full reports on technical bugs to our beta version. We have agreed that pursuant to the requirements specified, that we can successfully deliver an updated version ready to support Clear Channel's worldwide market development ambitions. Our engineering team has indicated that preliminary product upgrades can be completed by March 15th, 2003 and the second part of further modular applications would be ready for August 2003.

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

Successful pilot projects demonstrating the power of animated advertising on attractive display products have already lead to contracts with leading Canadian real estate operators such as Ivanho , SITQ, and Toulon. We believe these three pilot projects should enable us to attract at least one of the world's leading media operators and lead to the rapid expansion of the network.

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

(f) Customer Service and Technical Support

At year end, we have initiated discussions with LTS Networks Inc. ("LTS"), a Montreal-based provider of Linux-based technology solutions to serve our customers and provide technical support to projects underway, and under discussion.

LTS Networks is a Network Systems development company specializing in Low Total Cost of Ownership (TCO) institutional network computing solutions. The company designs and builds commodity networks , vertical market computing appliances and client side software. LTS Networks leverages commodity computing hardware and Open Source software to deliver robust, scalable low cost solutions.

(g) Research and Development

Our in works agreement with LTS Networks as of Year-End envisages a partnership that will allow us to work closely together on the new development of our software enhancement. LTS Networks' engineering team will provide GSI with full analysis on our existing platform and going forward needs.

(h) Competition

The media industry is highly competitive. It encompasses broadcast and cable television, the Internet, radio, magazines, newspapers, traditional billboards and direct mail marketers. Operators compete in the out-of-home environment in locations such as highways, shopping centers and malls, airports, stadiums, movie theaters and supermarkets; as well as in transit shelters, and in taxis, trains, buses and subways. The out-of-home advertising industry is attracting numerous alternative media products, many of which will be direct competitors. Although the existing major media operators such as Clear Channel, JC Decaux, TDI and Outdoor Systems could become significant clients, they could also decide to develop their interactive display products and become competitors.

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

(i) Human Resources

Subsequent to October 31st, 2002, we had no direct employees on payroll. Our president and other principals were strictly working on a consulting bases to allow restructuring of the corporation.

The Company believes that with a new business approach, it can attract new investor interest. Proceeds from which would be to rebuild an executive team capable of executing the business plan, and providing investor confidence. The Company intends to be in a position to report such events in our 10-Q filing in March 2003.


ITEM 2. DESCRIPTION OF PROPERTY

We own no real estate. In January 6th, 2000, GSI USA entered into a co-sharing leasing agreement with our affiliate GSI Canada with 2849-3930 Quebec Inc. represented by SITQ Inc. for a term of 4 years. Due to our affiliate financial difficulties and to the market crash with technologies corporations, we entered during the year 2002, in negotiations with the land-lord (SITQ) to leave the premises.

Our monthly rent represented fees of approximately 20,000.00$ USD and was previously hosting 70 people. We concluded a final agreement with the SITQ on October 2002. Our total debt was $179,000.00 Cdn. We settled for $139,015.00Cdn and became free of our lease agreement.

In October 2002, we moved our Canadian offices to 400, St-Jacques Street, suite 500, Montreal, Quebec, Canada, H2Y 1S1 and signed a leasing agreement with Worldwide Business Consultant, for a term of 3 years at a monthly rent of $2,212.00 USD, taxes included. Our offices spaces are 3000 square feet, located on St-Jacques Street, in the center of Old Montreal, City known for its financial banking activities. We believe the savings represent tremendous savings for the corporation helping us growing our profitability immediately.

Effective June 16, 2000, GSI entered into a lease agreement with Sun Trust Center LLC for a term of 5 years at 200, South Orange Avenue, Suite 2150, Orlando, Florida.

As of November 1st, 2002, we have moved our US corporate offices to Plattsburg NY to realize traveling savings and to better coordinate our North American activities since both our new offices are one hour and a half away from each other.

Our new corporate office address in the United States is: 99, Trade Rd, Plattsburg, New York, USA 12901.


ITEM 3. LEGAL PROCEEDINGS

     1. MR. JACQUES BIRON : We remain party to one proceeding initiated by another party, Mr. Jacques Biron, against GSI Canada, GSI, our former President in the Superior Court of the Province of Quebec, District of Montreal. An amount of $98,766 in Canadian dollars has been claimed for our alleged failure to pay a commission and consequent damages relating to negotiations with GSI Canada for an acquisition. We have retained legal counsel in Montreal, Mr. Marc Cote of Labelle, Boudrault, Cote & Associates, who advises that, in his opinion, Mr. Biron's case against the company is without merit; that he has no right in law to sue GSI Technologies USA Inc.

     2. MR. ALEX ZERVAKOS: On September 2001, we received a law sue from Mr. Alex Zervakos a former employee of GSI USA. we concluded an out of court settlement, on November 22nd, 2002, for the amount of $12,000.00 Cdn as final settlement.

     3. CITY OF MONTREAL: The Company has been involved in litigation for unpaid business taxes with the City of Montreal. The litigation has been settled in the amount of approximately $21,080USD of which $4,800.00 USD has been paid by October 31, 2002.

     4. SITQ, PREVIOUS LANDLORD: On October 8, 2002, the Company entered into a settlement and release agreement with its landlord in its original downtown Montreal office whereby the Company could cancel its lease with a one-time payment of approximately $77,848.00 USD. This payment was made during October 2002.

     5. CVMQ: On December 15, 2000, we signed an agreement with the Quebec Securities Commission to conform to filing requirements for any sales of shares to residents of the Province. Our former President also agreed that the sale of any shares directly by himself or shares owned by companies in which he has an interest would be in conformity with the filing requirements in the jurisdiction of Quebec.

     6. FORMER DIRECTOR AND OFFICER: In March 2002, a former Director and Officer along with another employee of the Company have filed a civil action against the Company in the State of Florida alleging unpaid wages and expense reimbursements totaling approximately $225,000. The Company has not retained legal counsel on this matter, but believes this complaint is without merit.

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

Stocks Information
Closing November 1st 2000, $1.03125

CLOSING OCTOBER 31ST 2002, $.01

(b)  Recent  Sales  of  Unregistered  Securities

None

(c)  Issuance  of  warrants

No warrants has been issued during fiscal year 2001-2002.

(d)  Cancellation of Class A Shares

None

(e)  Grant of stock options

On August 1, 2000 the Board of Directors approved a Long Term Incentive Plan. Under the plan, stock options were approved for the directors, officers, and certain key employees of GSI and its affiliates; as well as for certain consultants to GSI. The initial design of the plan reflects the issuance of "Nonqualified Stock Options." A maximum of 10% of the authorized capital of the Corporation, being equivalent to a total of 5,500,000 Class B common shares, was reserved and available for distribution pursuant to the terms of the plan. Nonqualified Stock Options to purchase a total of up to 3,000,000 Class B common shares of GSI at a price of $2.00 per share were to be granted to certain employees and other eligible individuals, as determined by the Chief Executive Officer. One-third will vest on December 18, 2000; a following one-third will vest on December 18, 2001; the remaining one-third will vest on December 18, 2002. The stock options expire seven years from the date of the grant. Further grants may be made periodically at an exercise price not less than the closing price on the day prior to the date of the grant. On November 20, 2000, the Board of Directors approved a re-granting of the options at an exercisable price of $1.25. During the Corporation's restructuring phase, the principals of the Corporation have decided to postpone any grants or options until further notice. No grants or options have been issued during fiscal year ending October 31st, 2002.

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

OVERVIEW

GSI Technologies USA specializes in offering broadcasting solutions principally for out home advertising, such as electronic billboards, interactive advertising kiosks and any type of animated electronic screens with full video capabilities. GSI USA's software enable user to transmit pinpoint animated information contact as well as receive full motion video, graphics and audio files. GSI's software and concept allows advertisers to reach more consumer on a daily bases and permits to measure impact of their ads by interacting with consumer.

RESULTS FROM OPERATIONS

During the fiscal year from November 1, 2001 to October 31, 2002, GSI USA incurred a loss of $1,552,752 or $0.06 per share versus a loss of $2,589,345 or $0.12 per share in the same period in the prior year. The current year loss can be attributed to limited revenue generated as well as a 1.1 million loss on write off of an affiliate note receivable.

REVENUES

$23,750 in revenue was recognized during the current fiscal year versus $229,793 for the same period in the prior year. These revenues are related to the sale of products, as well as a sub-license sold to Groupe Solcom International France S.A.S. ("Groupe Solcom") giving it commercialization rights for the territory of London, England, Nantes, France and a sub-license sold to GSI Technologies ("GSI Canada") giving it commercialization rights for the territory of Canada.

Cost of revenues and direct operating costs

According to the master license agreement with GSI Canada, GSI USA owns 60% of the price of any sub-license it sells to a new licensee. This amount is payable to GSI Canada by the end of the calendar quarter in which the sub-license is granted its sub-license. GSI USA has incurred $10,634 in direct operating cost for the current fiscals year versus $121,797 for the same period in the prior year.

Operating expenses

During the current fiscal year ended October 31st, 2002, GSI USA has incurred $407,655 in operating expenses versus $1,752,839 for the same period in 2001. The decrease is attributable primarily to a drastic cut back in operations for the current year.

Other income

During the current fiscal year ending October 31st, 2002, $1,158,213 in other expenses were realized compared to $944,503 of other expenses in the prior year. These amounts are primarily attributable to the write offs of the Loss on Affiliate note receivables and advances.

Liquidity and capital resources

At October 31, 2002 GSI USA had zero cash as compared to $6,019 at October 31, 2001. Cash used in operating activities during the year ending October 31, 2002 was $382,749, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

Cash used by investing activities during the current year are comprised of purchases of property and equipment totaling $33,502. Cash provided by investing activities during the prior year reflected additional short-term loans to GSI Canada in the amount of $801,656.

Cash provided from financing activities during the current year of $410,232 include the net effect of short-term borrowing through note payables as well as proceeds from an investment group. Cash provided from financing activities during the prior year of $519,469 reflects a private placement as well as funding provided by issuance of Notes Payable.

MANAGEMENT DISCUSSION AND ANALYSIS

Since beginning of our operations we worked closely with an affiliate company, "GSI Canada" (GSIC). The overall market strategy was that GSI Technologies USA Inc. (GSIUS) developed business through its unique understanding of the advertising industry, notably in providing custom, software, sales services and products to customers for electronic, out of home, advertising media applications and needs. We depended on GSIC as the technology developer, and in our dealings with that company, acquired exclusive licensing rights agreement on proprietary software technology.

As such, GSIUS has advanced funds to GSIC for the addition of significant upgrades and additional intellectual property of GSIUS to that base software.

In this regard, we have in the past, from time to time, supported our affiliate's development of technologies by advancing funds to enhance our modular software applications and allow us to remain ahead of competition. In addition, we had co-located certain of our activities with the affiliated company to ensure proximity to the development team and shared some of these costs (leases, communications, IT, etc.).

In the later part of 2001, GSIC was forced to file for receivership in Canada due to extraordinary circumstances and a downturn in overall market conditions. As such, in the period beginning November 2001 to Mid September 2002, GSIC had to shut down most of its operations and was not able to repay advances to our corporation or to provide us with necessary services.

During the course of 2002, GSIUS negotiated new agreements directly with suppliers to reduce our costs, while remaining a viable, stand-alone business having lost the services of GSIC. Significant downsizing at GSIUS accompanied this event, in an effort to cut costs, re-consider our business plan, and re-establish the Company's business foundation at time of turmoil in the electronic advertising industry in our core markets of the USA and Europe. An example of cost saving measures was to lease new offices facilities and move our operations from a $20,000.00 monthly rent to $2,500.00. Further, we didn't renew any employment contracts and negotiated our way out of consulting contracts to bring our operations to minimize expenses.

At the end of fiscal year October 31st, 2002, we decided to take a right off on our affiliate loan for an approximate value of $1,145,792.00.

We have negotiated a loan agreement allowing us to resolve most of pending financial issues and reduce our payables considerably by end of October 2002 and anticipate completing our restructuring program by end of next quarter. We are currently investigating the potential of transforming certain loans and liabilities into equity partnerships and to seek into the possibility of raising new capital in the Corporation.

Based on a solid foundation, the Company anticipates a rebuilding phase in early Fiscal 2003. We have initiated discussions with both customers and new suppliers to move forward with initial phase of upgrading and developing our own proprietary technology, in order to reduce our dependence on third party services and to build a long-term solution for the best interest of our customers and corporation's shareholders.

Our past experience allowed us to design and tailor an application plan based on pilot projects and market tests in real situation, with greater possibilities, more efficiencies, more durability and stability supported and combined with upgrades of hardware and other software development available in the industry.

Although, our affiliate's situation affected our sales potential, we maintained our 5-year relationship with a major customer based in the USA and one of the world's largest out-of-home media corporation. In the later part of year 2002, we have significantly moved forward to reach a new business agreement with that company to tailor new software in order to support their needs of worldwide development of electronic out-of-home media. At year end of Fiscal 2002, we received a purchase order for the first phase for a value of $30,000.00 and agreed with the Client's management team to negotiate through the course of year 2003 a longer term plan with more appropriate cost structure.

Their specifications are based on a 3 phase development plan, in which we eagerly anticipate closure soon after year end 2002. While preliminary, that agreement would call for the first beta version to be delivered by the end of March 2003. The second phase will be initiated after testing of version I by the Client's engineering team and GSI's R&D team.

We are currently preparing all necessary documentation to file and qualify for Canadian Government R&D programs for tax credit benefits and employees sponsoring program. These incentive programs will help us develop and maintain leading edge technology at a cost effective ratio for the benefit of our Corporation.

In July 2002, we completed a Letter of Intent with a Californian based Entertainment Company specialized in Internet market content. The agreement calls for the Client to install a network of full motion video plasma screens in approximately 200 preferred locations in the United States. As of year-end, we have been informed that our customer has succeeded in signing in over 100 locations and anticipates starting installation during the month of March 2003. We have negotiated a 10-year licensing agreement starting when the networks begin its operations, management of the network contract and content production service agreement. Based on our customer development plan, we anticipate starting to ramp up our revenues by summer 2003.

We have initiated discussions for strategic alliances and potential partnerships with new equity partners and allied strategic partners and anticipate new results at the outset of Fiscal 2003.

We strongly believe all these measures will help us re-establish our business presence and build value for the benefit of our Corporation and shareholders.

ITEM 7. FINANCIAL STATEMENTS

Attached is Appendix A containing the following information:

- Independent Auditor's Report - Balance Sheets as of October 31st, 2002 and 2001 - Statements of Operations for the years ended October 31st, 2002 and 2001.
- Statements of Stockholders' Equity (Deficiency) for the years ended October 31st, 2002 and 2001.
-    Statements of Cash Flows for the years ended October 31st, 2002 and 2001.
-    Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not  applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

(a)  Directors  and  Officers.

Our executive officers and directors are listed below. The term of each director is for one year.


       Name                   Office                      Age
-------------------     ---------------------------    --------

   Rene Arbic           Chief Executive Officer            50
                        President and Director
                        (Since September 18, 2001)


   Marc Cote            Director                           42
                        (Since October 23, 2000)


   Marie El-Ahmar Eid   Secretary of the board             40
                        (Since May 27, 2002)



RENE ARBIC

Mr. Arbic has served on multiple boards of technologies companies after retiring from Bell Canada in 1996, where he occupied multiple functions as well in technical positions than management. In 1997, he was cofounder of a telecommunication consultant firm name Rave Communications. In 1997, he was cofounder of a publicly traded company: Bridgepoint International. Bridgepoint built and operated colocation central offices facilities in multiple cities in North America. Mr. Arbic will bring a long experience in marketing and management to GSI as a board member.

MARC COTE

A graduate in civil law from the University of Ottawa and a member of the Quebec Bar since 1985, Mr. Cote is a senior partner in the Montreal law firm of Labelle Bourdreault Cote. He currently specializes in the area of commercial law.

MARIE EL-AHMAR EID

A graduated from Lebanese University in Beyrouth in Management of Networks Technologies since 1983. She has occupied multiple functions at the National Bank of Canada from 1993 to 1999. In 1999, she was hired by GSI Technologies USA as an Executive Assistant to the President and CEO. In year 2001 she became Human Resources Manager and Business Development Manager. She became board member of GSI on May 27, 2002.

(b)  Section 16(a) Beneficial Ownership Reporting Compliance.

Not  applicable

ITEM  10.  EXECUTIVE  COMPENSATION

During the fiscal year, November 1st, 2001 to October 31st, 2002, the officers and directors of the corporation, considering the situation of the company's cash flow availability adopted a resolution accepting working without remuneration.

The objectives of the principals of the corporation were to restructure, refocus and re-capitalize the corporation and resolve all pending legal issues before allowing any benefits to individuals. Only necessary expenses were authorized to officers of the corporation during the fiscal year ending October 31st, 2002.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth each grant of stock options made during the fiscal year ended October 31, 2002 to each of the Named Executive Officers:

AGGREGATED FISCAL YEAR-END OPTION VALUES

There were no option exercises by the Named Executive Officers during the fiscal year ended October 31,2002. The following table sets forth information with respect to the number and value of securities underlying unexercised options held by the Named Executive Officers as of October 31, 2002:

     (1)The option's program has been temporarily suspended and postponed until further notice for restructuring program reasons. The option program has been created on a merit base for employees who would perform and achieve budgets and targets, helping the corporation to grow. Since they haven't been any employee in the corporation during fiscal year ending October 31st, 2002, no options were granted.

AGGREGATED FISCAL YEAR-END OPTION VALUES

There were no option exercises by the Named Executive Officers during the fiscal year ended October 31,2001. The following table sets forth information with respect to the number and value of securities underlying unexercised options held by the Named Executive Officers as of October 31, 2001:

The Company has no arrangement for the remuneration of its directors. No remuneration was paid to the directors during the year ended October 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial stock ownership of GSI's executive officers and directors, each person known by GSI to own five percent or more of the outstanding shares of its Common Stock, as well as all officers and directors as a group as of October 31, 2002.

*  under  1%
------------

(1) Held by 3633730 Canada Inc. which is 100% owned by our former President, Mr.
J. Michel de Montigny. Includes 260,954 shares underlying currently exercisable warrants and which expired on January 31, 2002 and were not exercised.

(2) Held by 3633632 Canada Inc. which is 100% owned by our former President, Mr.
J. Michel de Montigny. Includes 347,938 shares underlying exercisable warrants and which expired January 31, 2002 and were not exercised.

(3) Held by Totalcom Inc. which is 100% owned by our former President, Mr. J. Michel de Montigny. Includes 34,794 shares underlying exercisable warrants and which expire January 31, 2002.

(4) Represents 500,000 shares underlying exercisable warrants held directly by our former President, Mr. de Montigny, which expired January 31, 2002 and were not exercised.

(5) Represents one-third of the 500,000 shares subject to an option granted to Mr. de Montigny on October 2, 2000 which vest over a three-year period which begins December 18, 2000 and which expires seven years from the date granted.

Since Mr. de Montigny has resigned on September 2001, only 2/3 of the options were granted.

(6) Represents 50,000 shares underlying exercisable warrants held by Mr. Hone and which expired January 31, 2002. They were not exercised

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial stock ownership of GSI's executive officers and directors, each person known by GSI to own five percent or more of the outstanding shares of its Common Stock, as well as all officers and directors as a group as of October 31, 2002.

Officers and Directors:

Rene Arbic, President & CEO, certificate no: 1499          400,000 shares
Marc Cote, Director, certificate no: 1504                  200,000 shares

Over 5% ownerships:

3633730 Canada Inc., owned by J. Michel de Montigny      7,754,424 shares
Craig Perry                                              2,000,000 shares

(1) Held by 3633730 Canada Inc. which is 100% owned by our former President, Mr.
J. Michel de Montigny. Includes 260,954 shares underlying currently exercisable warrants and which expired on January 31, 2002 and were not exercised.

(2) Held by 3633632 Canada Inc. which is 100% owned by our former President, Mr.
J. Michel de Montigny. Includes 347,938 shares underlying exercisable warrants and which expired January 31, 2002 and were not exercised.

(3) Held by Totalcom Inc. which is 100% owned by our former President, Mr. J. Michel de Montigny. Includes 34,794 shares underlying exercisable warrants and which expire January 31, 2002.

(4) Represents 500,000 shares underlying exercisable warrants held directly by our former President, Mr. de Montigny, which expired January 31, 2002 and were not exercised.

(5) Represents one-third of the 500,000 shares subject to an option granted to Mr. de Montigny on October 2, 2000 which vest over a three-year period which begins December 18, 2000 and which expires seven years from the date granted. Since Mr. de Montigny has resigned on September 2001, only 2/3 of the options were granted.

(6) Represents 50,000 shares underlying exercisable warrants held by Mr. Hone and which expired January 31, 2002. They were not exercised.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

None.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GSI TECHNOLOGIES USA INC.



                Dated: January 30th, 2003       By: /s/Rene  Arbic
                                                ---------------------------
                                                Rene  Arbic
                                                CEO & Chairman of the Board


                 Dated: January 30th,2003       By: /s/Marie El-Ahmar Eid
                                                ---------------------------
                                                Marie El-Ahmar Eid
                                                     Director


                Dated: January 30th, 2003       By: /s/Marc Cote
                                                ---------------------------
                                                Marc Cote
                                                Director

                                   APPENDIX A

                            GSI TECHNOLOGIES USA INC.

                              FINANCIAL STATEMENTS


                                      INDEX



     Independent  Auditor's  Report . . . . . . . . . . . . . . . . . . .    F-1

     Balance  Sheet  as  of  October  31,  2002  and  2001. . . . . . . .    F-2

     Statements  of  Operations  for  the  years  ended
     October  31,  2002  and  2001. . . . . . . . . . . . . . . . . . . .    F-3

     Statements  of  Stockholders'  Equity  (Deficiency)
     For  the  years  ended  October  31,  2002  and  2001. . . . . . . .    F-4

     Statements  of  Cash  Flows  for  the  year  ended
     October  31,  2002  and  200 . . . . . . . . . . . . . . . . . . . .    F-5


     Notes  to  Financial  Statements . . . . . . . . . . . . . . . . . .    F-6

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                              Hollywood, Fl 33020
                                (954) 922 - 6042
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of GSI Technologies USA Inc.

We have audited the accompanying balance sheet of GSI Technologies USA Inc. as of October 31, 2002 and 2001 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GSI Technologies USA Inc. at October 31, 2002 and 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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




/s/  Mark  Cohen
----------------
Mark  Cohen  C.P.A.
A  Sole  Proprietor  Firm


Hollywood,  Florida
January 31, 2003

                                       F-2


                                   GSI TECHNOLOGIES USA INC.
                              (A COMPANY IN THE DEVELOPMENT STAGE)
                                        BALANCE SHEET

                                                        October 31, 2002    October 31, 2001
                                                       ------------------  ------------------
                                            ASSETS
                                            ------

Current Assets
  Cash and cash equivalents                            $               -   $           6,019
  Receivables, net (principally related party)                         -           1,619,292
                                                       ------------------  ------------------
    Total current assets                                               -           1,625,311
Property and equipment, net                                       63,302              36,248
Intangible assets, net                                           188,611             283,567
Other assets                                                           -              19,908
                                                       ------------------  ------------------

    TOTAL ASSETS                                                 251,913           1,965,034
                                                       ==================  ==================

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current Liabilities
  Accounts payable                                               102,749             733,080
  Deferred Revenue                                                     -              17,500
  Notes Payable - short term                                     334,837              68,273
  Investment proceeds liability                                  143,623                   -
  Other current liabilities                                      126,487             176,321
                                                       ------------------  ------------------

    Total current liabilities                                    707,696             995,174

Stockholder's Equity
  Common Stock, class A, $1.00 par value; authorized                   -                   -
       5,000,000 shares; issued and
  outstanding none in 2002 and 2001
  Common Stock, class B, $.001 par value; authorized              26,291              24,502
       55,000,000 shares; issued and
   outstanding - 26,291,023 and
       24,502,134 shares respectfully
  Paid in Capital                                              5,243,740           5,118,419
  Deficit accumulated during the development
  stage                                                       (5,726,201)         (4,173,450)
  Accumulated other comprehensive income                             388                 388
                                                       ------------------  ------------------

    Total Shareholder's Equity                                  (455,783)            969,859

     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY        $         251,913   $       1,965,034
                                                       ==================  ==================


Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                                       F-3

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                              STATEMENT OF INCOME

                                                            Year Ended          Year Ended
                                                         October 31, 2002    October 31, 2001
                                                        ------------------  ------------------
Revenues                                                $          23,750   $         229,793

Cost of Sales                                                      10,634             121,797
                                                        ------------------  ------------------

Gross Profit                                                       13,116             107,997

Operating Expenses:
       Marketing                                                   55,602              92,298
       Management and administrative fees                          11,897             707,533
       Salaries and related costs                                  45,275             229,770
       Rent                                                        71,334             250,904
       Financing expense                                           32,774              15,000
       Professional fees                                           42,920              91,992
       Consulting                                                  13,165              31,914
       Depreciation                                                 3,893               3,893
       Amortization                                                96,231              95,382
       Travel                                                           -              46,361
       Other selling, general and administrative                   34,563             187,791
                                                        ------------------  ------------------
          Total operating expenses                                407,655           1,752,839


          Loss before other income (expense)                     (394,539)         (1,644,842)

Other income (expense):
       Interest income (principally related party)                                    317,275
       Interest expense (principally related party)               (22,459)           (111,596)
       Loss on Affiliate note receivable and advances          (1,145,792)         (1,033,652)
       Equity in net earnings (loss) of affiliates                      -             (25,000)
       Foreign exchange gain (loss)                                11,319             (54,562)
       Loss on disposal of assets                                  (1,280)            (36,968)

                                                        ------------------  ------------------
          Total other income (expense)                         (1,158,213)           (944,503)

                                                        ------------------  ------------------
Net Loss                                                       (1,552,752)         (2,589,345)
                                                        ==================  ==================

Basic weighted average common shares
outstanding                                                    26,175,802          22,403,444
                                                        ==================  ==================

Basic Loss per common share                             $           (0.06)  $           (0.12)
                                                        ==================  ==================

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                                       F-4

                                                                  GSI TECHNOLOGIES USA INC.
                                                          (A COMPANY IN THE DEVELOPMENT STAGE)
                                                            STATEMENT OF STOCKHOLDERS' EQUITY



                                                                Common Class A                                        Receivable
                                                          ---------------------------------------------   Paid in      from sale
                                                              Shares      Amount    Shares      Amount    Capital      of stock
                                                          -----------------------------------------------------------------------
                                                          -----------------------------------------------------------------------
Balance, October 31, 2000                                              -       -  20,543,636    20,544   1,748,131       (13,200)


Dec 20, 2000 - sale of Class B through private placement                             125,000       125     124,875

Dec 20, 2000 - cancellation of share subscription                                    (12,000)      (12)    (13,188)       13,200

Dec 20, 2000 - cancellation warrant exercise                                         (24,764)      (25)    (27,216)

February 13, 2001 - settlement of commission payable                                  25,000        25       4,975

Apr 02, 2001 - sale of Class B through private placement                             400,000       400      99,600

Apr 02, 2001 - settlement of comission payable                                        20,000        20       4,980

May 03, 2001 - settlement of notes payable                                         2,307,900     2,308   2,971,379

August 13, 2001 - settlement of consulting fees                                        6,250         6       5,994
September 6, 2001 - settlement of advances from
affiliate                                                                          1,111,112     1,111     198,889

Net loss - 12 months ended October 31, 2001

Foreign currency translation adjustment

                                                          -----------------------------------------------------------------------
 Balance, October 31, 2001                                             -       -  24,502,134    24,502   5,118,419             -

February 7, 2002 - settlement of liabilities                                       1,788,889     1,789     125,321

Net loss - 12 months ended October 31, 2002

                                                          -----------------------------------------------------------------------
Balance, October 31, 2002                                              -       -  26,291,023    26,291   5,243,740             -
                                                          =======================================================================



                                                                           Accumulated
                                                                              other          Total
                                                           Accumulated   Comprehensive  Shareholder's
                                                             Deficit      Income/(loss)     Equity
                                                          -------------------------------------------
                                                          -------------------------------------------
Balance, October 31, 2000                                    (1,584,105)             386     171,756


Dec 20, 2000 - sale of Class B through private placement                                     125,000

Dec 20, 2000 - cancellation of share subscription                                                  -

Dec 20, 2000 - cancellation warrant exercise                                                 (27,240)

February 13, 2001 - settlement of commission payable                                           5,000

Apr 02, 2001 - sale of Class B through private placement                                     100,000

Apr 02, 2001 - settlement of comission payable                                                 5,000

May 03, 2001 - settlement of notes payable                                                 2,973,687

August 13, 2001 - settlement of consulting fees                                                6,000
September 6, 2001 - settlement of advances from
affiliate                                                                                    200,000

Net loss - 12 months ended October 31, 2001                  (2,589,345)                  (2,589,345)

Foreign currency translation adjustment                                                2           -

 Balance, October 31, 2001                                   (4,173,450)             388     969,859
                                                          -------------------------------------------

February 7, 2002 - settlement of liabilities                                                 127,110

Net loss - 12 months ended October 31, 2002                  (1,552,752)                  (1,552,752)

Balance, October 31, 2002                                    (5,726,201)             388    (455,783)
                                                          ==============  ==============  ===========

                                       F-5

                            GSI TECHNOLOGIES USA INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS

                                                                  October 31, 2002    October 31, 2001
                                                                 ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                $      (1,552,752)  $      (2,589,345)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                            100,124              99,276
  Loss on write down of affiliate note receivable and advances           1,145,792           1,033,652
  Issuance of stock for contract settlement                                      -              11,000
  Issuance of stock in lieu of salaries                                     38,995                   -
  Accrued Interest Expense (principally related party)                       4,837             107,530
  Accrued Interest Income (principally related party)                            -            (317,274)

Changes in Operating assets and liabilities:
  Receivables and other current assets                                           -             (39,744)
  Other assets                                                              19,908              41,196
  Accounts Payable and Accrued Liabilities                                (206,658)            334,198
                                                                 ------------------  ------------------

Net cash provided by/(used in) operating activities                       (449,754)         (1,319,511)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities
  Loan Receivable, principally related parties                                   -             801,656
  Purchase of property and equipment                                        33,502                   -
                                                                 ------------------  ------------------

Net cash provided by/(used in) investing activities                         33,502             801,656

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                                     -             118,391
  Notes payable - affiliate                                                      -             203,318
  Notes payable - third parties                                            266,609                   -
  Investment proceeds                                                      143,623                   -
  Sales of common stock                                                          -             197,760
                                                                 ------------------  ------------------

Net cash provided by/(used in) financing activities                        410,232             519,469
                                                                 ------------------  ------------------

Net increase (decrease) in cash and cash equivalents                        (6,019)              1,615
Cash and cash equivalents, beginning of period                               6,019               4,404
                                                                 ------------------  ------------------

Cash and cash equivalents, end of period                         $              (0)  $           6,019
                                                                 ==================  ==================

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
ACTIVITIES:

  Issuance of shares for settlement of note payables                                         3,173,687

  Issuance of shares for settlement of liabilities                          87,625

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                            GSI TECHNOLOGIES USA INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001
                                    (Audited)

                                October 31st 2002

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

The accompanying financial statements reflect GSI Technologies USA, Inc. is no longer considered to be in the development stage. From inception (July 6, 1998) through October 31, 2001, the Company was considered to be in the development stage.

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

Impairment  of  long-lived  assets:
     Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value shall be based on the best information available in the circumstances. The estimate of fair value shall consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, option-pricing models, matrix pricing and fundamental analysis.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

               Computer  and  Other  Equipment                3

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

License  rights:
     License rights are recorded at cost, less accumulated amortization. Licenses are amortized to operations using the straight-line method over the remaining term. The remaining term is 23 months for the current and only license which the company has rights to.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent  Accounting  Pronouncements:
     The Statement of Financial Accounting Standards Board (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board (FASB) in July 2001. This Statement establishes standards for accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This Statement is effective for all business combinations initiated after June 30, 2001 and supersedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting
     Standards No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board (FASB) in July 2001. This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

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


NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS

                                          October 31, 2002   October 31, 2001
                                          -----------------  -----------------

Property and Equipment:
Furniture and fixture                                38,934             38,934
Computer and other equipment                         10,581                  -
Leasehold improvements                               22,921              2,133
Less:  Accum depreciation & amortization              9,134              4,819
                                          -----------------  -----------------
       Property and equipment, net        $          63,302  $          36,248
                                          =================  =================

Intangible  Assets:
     License  rights
     (Acquired  from  affiliate  and  recorded  at
     predecessor  basis  with  the  cost  over  such
     basis  recorded  as  a  dividend  to  affiliate).
     Accumulated  amortization                             (286,168)   (191,212)
                                                          ----------  ----------
                                                         $  188,611   $  283,567
                                                         ===========  ==========


NOTE  4  -  NOTE  PAYABLE

     On May 15, 2002 the Company signed a promissory note for $330,000. The term of the note is for 60 days and the rate of interest is prime plus 2%. The Company also agreed to issue 2 million shares of Class B Common Stock to the lender as part of the transaction. At October 31, 2002, the note had not been paid back and the accrued interest totaled $4,837. As part of the agreement, the Company will issue an additional 1,000,000 shares as a default penalty. At October 31, 2002, the Company had not issued any shares related to this matter, but a shareholder of the Company has forwarded to the lender 1,114,000 shares as collateral for this transaction on behalf of the Company.

NOTE  5  -  COMMITMENTS  AND  CONTIGENCIES

Investment  agreement
     On September 10, 2002 the Company entered into an investment agreement whereby an investment group will lend up to $300,000 from September 10, 2002 through February 1, 2003. In consideration for the proceeds, the Company will issue on February 1, 2003, 6 million shares of Class B Common Stock, 2,000,000 options at an exercise price of $0.10 expiring January 31, 2010 and 2,000,000 warrants at an exercise price of $1.20 expiring on February 1, 2005. At October 31, 2002, $143,623 had been invested in the Company.

Office  leases

     On September 1, 2002, the Company entered into a three year office lease for its Montreal office with monthly payments approximately $2,000.
     On October 1, 2002, the Company entered into a one year office lease for its U.S.A office with monthly payments approximately $1,000.
     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non cancelable lease terms in excess of one year as of October 31, 2002:

               Year ending October 31:
               2003  -     35,000
               2004  -     24,000
               2005  -     20,000
               2006  -        -
               2007  -        - .
                        ---------
                        $  79,000
                        =========

Legal  Matters

     On October 8, 2002, the Company entered into a settlement and release agreement with its landlord in its original downtown Montreal office whereby the Company could cancel its lease with a one time payment of approximately $44,000. This payment was made during October 2002.

     The Company has been involved in litigation for unpaid business taxes with the City of Montreal. The litigation has been settled in the amount of approximately $23,000 of which approximately $5,000 has been paid by October 31, 2002.

     In March 2002, a former Director and Officer along with another employee of the Company have filed a civil action against the Company in the State of Florida alleging unpaid wages and expense reimbursements totaling approximately

$225,000. The Company has not retained legal counsel on this matter, but believes this complaint is without merit.

Consulting  agreement
     On May 27, 2002, the Company entered into a consulting agreement with a non affiliated individual. The agreement is for one year and the annual amount of the agreement is approximately $100,000.00

NOTE  5  -  GOING  CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $1,552,752 and $2,589,345 for the twelve months ended October 31, 2002 and 2001 respectively. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $444,872 and $1,319,511 for twelve months ended October 31, 2002 and 2001. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and forward looking business plan.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

Loss on write off - Note receivable and advances to affiliate
     From November 01, 1999 through October 31, 2001, the Company advanced funds to GSI Technologies (3529363 Canada Inc.), an affiliate of the Company in exchange for promissory notes in order to continue to develop the concept of GSITV.com, The Total Vision Network in Canada. The note has a term of one year, but has been extended indefinitely bearing interest at prime plus 2%. At October 31, 2001, the outstanding balance due from GSI Technologies (3529363 Canada Inc.) was $1,560,944 including interest and a write down of the receivable of approximately $1,034,000 due to GSI Technologies (3529363 Canada Inc.) approval from the Quebec Superior courts ratification of reorganization on October 9, 2001. At October 31, 2002, due to GSI Technologies (3529363 Canada Inc.) continued financial difficulties, the Company wrote off the remaining balance of the receivable along with additional advances made during the year offset by a payable to a subsidiary wholly owned by GSI Technologies (3529363 Canada Inc.). The loss realized in the current year related to these items totaled approximately $1,146,000.

Legal  fees  to  Director's  firm
      During the course of the year the Company has retained legal services from a firm in which a director of the Company, Marc Cote, is a partner. The Company incurred $20,000 in legal fees from this firm in the current year.

Promissory  note  to  Shareholder
     On March 6, 2002 the Company signed a promissory note with a shareholder in which the shareholder advanced $20,000 to the Company during the year. At October 31, 2002 the entire promissory amount of $20,000 had been paid back to the shareholder.

NOTE  7  -  INCOME  TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry forwards, because of uncertainty regarding its realizability.

NOTE  8  -  SHAREHOLDERS'  EQUITY

Common  Stock

     The Company has 5,000,000 shares of class A common stock which to date have never been issued. Management has no intent of issuing any of these shares and will be canceling these shares by filing an amendment to the articles of incorporation with the State of Delaware.

NOTE 9 - WARRANTS AND OPTIONS

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company has determined that it will continue to account for employee stock-based compensation under Accounting Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123. The fair value of a share of non vested stock is measured at the market price of a share on the grant date. The pro-forma effect to net income and earnings per share is reflected as follows:

                                                                              Year ended     Year ended
FAS 123 "Accounting for stock based compensation                             Oct. 31, 2002  Oct. 31, 2001
                                                                             -------------  -------------

Paragraph 47 (a)
     1.Beginning of year - outstanding
          i.number of options/warrants                                             308,333        308,333
          ii.weighted average exercise price                                          1.25           1.25
     2.End of year - outstanding
          i. number of options/warrants                                            308,333        308,333
                    ii. weighted average exercise price                                .25           1.25
     3.End of year - exercisable
                    i. number of options/warrants                                  308,333         08,333
                    ii. weighted average exercise price                                 25           1.25
     4.During the year - Granted
                    i. number of options/warrants                                        0              0
                    ii. weighted average exercise price                                  0              0
     5.During the year - Exercised
          i.number of options/warrants                                                   0              0
          ii.weighted average exercise price                                             0              0
     6.During the year - Forfeited
number of options/warrants                                                               0              0
weighted average exercise price                                                          0              0
     7.During the year - Expired

          i.number of options/warrants                                                   0              0

          ii.weighted average exercise price                                             0              0

     Paragraph  47 (b) Weighted-average grant-date fair value of options granted during  the  year:
1.Exceeds market price                                                                   0              0

Paragraph 47 (c) Equity instruments other than options/warrants                       none           none

  Paragraph  47(d) Description of  the  method  and significant assumptions used during  the  year  to  estimate  the  fair  value  of  options:
  (1)Weighted  average  risk-free  interest  rate                5.54%     5.54%
  (2)Weighted  average  expected  life  (in  months             39.00     51.00
  (3)Weighted  average  expected  volatility                     0.00%        0
  (4)Weighted  average  expected  dividends                      0.00         0

  Paragraph 47(e) Total compensation cost recognized in income for  0         0
  stock-based  employee  compensation  awards.

  Paragraph  47(f)  The terms of significant modifications of    none      none
       outstanding  awards.

  Paragraph  48  -  Options  outstanding at the date of the latest statement  of  financial position presented:
       1.(a)  Range  of  exercise  prices                 $1.10-$1.25 $1.10-$1.2
         (b)  Weighted-average  exercise  price                  1.25       1.25
       2.     Weighted-average remaining contractual            39.00      51.00
              life (in months)




                                             Year ended      Year ended
                                            Oct. 31, 2002    Oct.31,2001
                                           ---------------  -------------
       Net Income after pro-forma effect       (1,552,752)    (2,589,345)

Earnings per share after pro-forma effect  $        (0.06)  $      (0.12)


PART II  -  OTHER INFORMATION

ITEM 1.  OTHER INFORMATION
--------------------------

On February the 4th, 2002, we became delinquent for late filing of our annual report 10-K. On March 5th, 2002, we were temporarily delisted from the OTCBB.

On March the 8th, 2002, we filed our annual 10-K report for period ending October 31st 2001. Since then, we have filed all of our reports on time. We are currently responding to all questions from market makers and SEC pursuant to the filing of our 15 C2-11 in fall 2002. We anticipate obtaining approval from regulator authorities shortly.

On May 2002, GSI entered into a loan agreement with private party Mr. Craig Perry for a sum of $330,000.00 USD, at bearing interest of prime rate +2%.

In Fall 2002, GSI completed a loan agreement with a private investment corporation for a bridge loan of $300,000.00 USD, which could become an equity investment by spring 2003, conditional to due diligence and approval of regulatory authorities. These funds were utilized to resolve pending issues with payables under governance of a law firm.

On December 2002, GSI entered into a loan agreement with private individual for an amount of $320,000.00 USD which could be converted into stocks subject to approval of regulator authorities.

We are currently negotiating other strategic partnerships and potential equity investments in our Corporation based on new administration vision and business plan possibilities.

BOARD  STATUTE

Mr. Marc Cote has been a Director since October 23, 2000

On September 8th, 2001, Mr. Rene Arbic was nominated as President of GSI and Chairman of the Board.

On May 27, 2002, Mrs. Marie El-Ahmar Eid was nominated as a new board member.

                            GSI TECHNOLOGIES USA INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001
                                    (Audited)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Dated: February 4, 2003             GSI  TECHNOLOGIES  USA  INC.






                                               By:  /s/  Rene Arbic
                                            --------------------------
                                                      Rene Arbic
                                                Chief Executive Officer

CERTIFICATIONS

Each of the undersigned hereby certify that:

1. I have reviewed this quarterly report on Form 10-KSB of GSI Technologies USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

      (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

      (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of October 31, 2002; and

      (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

      (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 4, 2003


Rene Rabic                         ____________________
Rene Rabic, CEO                         _______________, CFO