Form 10KSB/A
period 2002-10-31
GSI TECHNOLOGIES USA INC /DE
filed 2003-02-05
CIK 1105862

ANNUAL REPORT FOR GSI TECHNOLOGIES USA INC.

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                  AMENDMENT NO. 1

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


Date:  February 4, 2003


Rene Arbic                               ____________________
Rene Arbic, CEO                          _______________, CFO