Form 10QSB
period 2003-01-31
GSI TECHNOLOGIES USA INC /DE
filed 2003-03-24
CIK 1105862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended JANUARY 31, 2003.

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
              For the transition period from _________ to ________

                         COMMISSION FILE NUMBER: 0-31229

                            GSI TECHNOLOGIES USA INC.

        (Exact name of small business issuer as specified in its charter)


                Delaware                                65-0902449
            -----------------                        -----------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation  or  organization)



       400 St Jacques Street, Suite 500, Montreal, Quebec H2Y 1S1, Canada
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 282-9292
                                 --------------
                (Issuer's Telephone Number, including Area Code)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ] No[ ]

As of February 28, 2003, there were 26,291,023 shares of the issuer's $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes  [ ] No[X]

                              INDEX TO FORM 10-QSB
                              --------------------
                    For the Quarter Ended January 31st, 2003
                      -----------------------------------


                                                                            PAGE
                                                                            ----
PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (Unaudited)

          Balance Sheet as of January 31st, 2003                               3

          Statement of Operations for the Three
            Months ended January 31, 2003 and 2002                             4

          Statements of Cash Flows for Three Months
            Ended January 31st, 2003 and 2002                                  5

          Notes to Financial Statements for the                            6 - 7
            three Months Ended January 31, 2003.

Item  2.  Management's  Discussion  and  Analysis                           8-14

PART  II. OTHER  INFORMATION                                                  17

Item  1.  Legal  Proceedings                                                  17

Item  2.  Changes  in  Securities                                             17

Item  3.  Defaults  Upon  Senior  Securities                                  17

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         17

Item  5.  Other  Information                                                  18

Item  6.  Exhibits  and  Reports  on  Form  8-K                               18

                           GSI TECHNOLOGIES USA, INC.
                                  BALANCE SHEET
                              AT JANUARY 31st, 2003
                                  (UNAUDITED)


                                     ASSETS
                                     ------

Current Assets
Cash and cash equivalents                                      $   194 329
  Receivables, net                                                   5 014
                                                               ------------
    Total current assets                                           199 343
Property and equipment, net                                         67 889
Intangible assets, net                                             164 872
Other assets                                                        31 548
                                                               ------------
    TOTAL ASSETS                                                   463 651
                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities
  Accounts payable                                                  93 579
  Notes Payable                                                    186 377
  Investment proceeds liability                                    625 785
  Other current liabilities                                        138 356
                                                               ------------
    Total current liabilities                                    1 044 096

Stockholder's Equity
  Common Stock, class A, $1.00 par value; authorized                     -
       5,000,000 shares; issued and outstanding none
  Common Stock, class B, $.001 par value; authorized                26 291
       55,000,000 shares; issued and outstanding - 26,291,023
  Paid in Capital                                                5 243 740
  Deficit accumulated during the development stage              (5 850 864)
  Accumulated other comprehensive income                               388
                                                               ------------
    Total Shareholder's Equity                                    (580 445)

     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                $   463 651
                                                               ============


    Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement

                            GSI TECHNOLOGIES USA INC
                            STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JANUARY 31st, 2003 AND 2002
                                  (UNAUDITED)


                                                           Three months
                                                         ended January 31,
                                                     --------------------------
                                                         2003          2002
                                                     ------------  ------------
Revenues                                             $         -   $    23 750

Cost of Sales                                                  -        10 634
                                                     ------------  ------------
Gross Profit                                                   -        13 116

Operating Expenses:
       Marketing                                           1 383         8 361
       Salaries and related costs                              -        38 996
       Rent                                                5 746        37 723
       Professional fees                                  17 234         6 572
       Consulting                                         43 842             -
       Depreciation                                        1 080           973
       Amortization                                       23 739        23 846
       Other selling, general and administrative          19 769        28 104
                                                     ------------  ------------
          Total operating expenses                       112 793       144 574

          Loss before other income (expense)            (112 793)     (131 458)

Other income (expense):
       Interest income (principally related party)
       Interest expense (principally related party)      (11 869)       (4 342)
       Foreign exchange gain/(loss)                                      8 569
       Equity in net earnings (loss) of affiliates             -             -
                                                     ------------  ------------
          Total other income (expense)                   (11 869)        4 227

                                                     ------------  ------------
Net Loss                                                (124 662)     (127 231)
                                                     ============  ============
Basic weighted average common shares outstanding      26 291 023    25 461 917
                                                     ============  ============

Basic and diluted Loss per common share              $     (0,00)  $     (0,00)
                                                     ============  ============


    Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                            STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JANAURY 31st, 2003 AND 2002
                                  (UNAUDITED)


                                                                 For the three months
                                                                   ended January 31,
                                                              --------------------------
                                                                  2003          2002
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                             $  (124 662)  $  (127 231)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                    24 819        24 819
  Issuance of stock for contract settlement                             -        38 996
  Accrued Interest Expense                                              -         4 060

Changes in Operating assets and liabilities:
  Receivables and other current assets                             (5 014)       26 593
  Other assets                                                    (31 548)
  Accounts Payable and Accrued Liabilities                          2 699        35 979
                                                              ------------  ------------
Net cash provided by/(used in) operating activities              (133 706)        3 215


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities
  Loan Receivable, principally related parties                          -        (8 270)
  Purchase of property and equipment                               (5 667)            -
                                                              ------------  ------------
Net cash provided by/(used in) investing activities                (5 667)       (8 270)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable                                                  (148 460)            -
  Investment proceeds                                             482 162             -
  Sales of common stock                                                 -             -
                                                              ------------  ------------
Net cash provided by/(used in) financing activities               333 702             -
                                                              ------------  ------------
Effect of exchange rate changes on cash and cash eqivalents             -             -

Net increase (decrease) in cash and cash equivalents              194 329        (5 055)
Cash and cash equivalents, beginning of period                          -         6 019
                                                              ------------  ------------
Cash and cash equivalents, end of period                      $   194 329   $       964
                                                              ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

               None

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                               Janurary 31st, 2003



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

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in GSI Technologies USA, Inc.'s 10-KSB as filed with the Securities and Exchange Commission.

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


NOTE 2 - NET EARNINGS (LOSS) PER SHARE

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


NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $124,662 for the three months ended January 31, 2003 (unaudited). As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $133,706 for three months ended January 31, 2003 (unaudited). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company is aggressively pursuing strategic alliances, which will bring a cash infusion, restructuring and forward looking business plan.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                           Forward looking statements.

This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including without limitation, the overall strength of the national securities markets, the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required, technological changes, increased competition, international war and terrorism and general economic conditions.
    Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

                                    OVERVIEW

  GSI Technologies USA (GSI USA) specializes in offering broadcasting solutions principally for out home advertising, such as electronic billboards, interactive advertising kiosks and any type of animated electronic screens with full video capabilities. GSI USA's software enable users to transmit pin point animated information contact as well as receive full motion video, graphics and audio files. GSI's software and concept allows advertisers to reach more consumers on a daily basis and permits its clients to measure the impact of their ads by interacting with the consumer.


RESULTS  FROM  OPERATIONS

3 months ending January 31, 2003 and 2002

During GSI's first quarter from November 1st, 2002 to January 31st, 2003, GSI USA incurred a loss of $124,662 versus a loss of $127,231 in the same period in 2001.

REVENUES

     ZERO in revenue was recognized during the current year quarter, versus $23,750 for the same period in the prior year. This is related to sub-licensing agreements realized over the respective terms.


COST OF REVENUES AND DIRECT OPERATING COSTS

     According to the master license agreement with GSI Canada, GSI USA owns 60% of the price of any sub-license it sells to a new licensee. This amount is payable to GSI Canada by the end of the calendar quarter in which the sub-licensee is granted its sub-license. GSI USA has incurred ZERO in direct operating cost for the current quarter, versus 10,634 for the same quarter in the prior year.


OPERATING  EXPENSES

     During the three months ended January 31, 2003, GSI USA has incurred $112,793 in operating expenses versus 144,574 for the same period in 2001. The decrease was mainly attributable to lower rent due to relocation of our corporate office


LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2003 GSI USA had $194,329 in cash. Cash used in operating activities during the three months ending January 31, 2003 was 133,706, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash used by investing activities during the period reflects additional short-term loans to GSI Canada in the amount of $5,667, which was used for the purchase of business equipment

     Net  Cash provided from financing activities during the period was 333,702.

     The result of all activities during the three-month period ending January 31, 2002 was a net decrease of $194,329 in our cash position.

MANAGEMENT  DISCUSSION  AND  ANALYSIS

GSI  USA  TECNOLOGY  DIRECTIONS

The Company has terminated the previous relationship with our affiliate 3529-363 Canada Inc., 'GSI Canada', due to their inability to provide the technology and services required pursuant to the terms of the Master Licensing Agreement. We have legally informed the management of 3529-363 Canada Inc. through the trustee of the following: Due to material breach of several clauses of the Master Licensing Agreement dated October 1999 and the inability to provide services and support as stipulated in the agreement, for more than one year, GSI Technologies USA Inc. has decided to terminate the contract and relationship.

GSI Technologies USA Inc. has entered into relationship with LTS Networks, a Corporation specialized in Network management and R&D software development. The Corporation has given LTS a mandate to develop an entirely new family of digital distribution products from the ground up. GSI USA over the past couple of years has acquired experience in serving digital network operators through various pilot projects, therefore we believe our specifications will serve our customers more adequately. Furthermore, we currently anticipate offering the first phase of our products by the beginning of May 2003.

We have received significant interest from potential customers as well as building our relationship with a client, Clear Channel International. We believe we have made great strides in restructuring the Company and we have completed a large part of our rebuilding phase with the goal of offering our customers and shareholders a corporation with value based upon its own proprietary technology.

The markets' appetite for digital signage's solution has increased considerably and many media operators are seeking to find a management solution that will give them the best value for their investment.

Retail outlets and public facilities have begun to recognize the significance of their potential of reaching large numbers of viewers on a daily basis. They are beginning to realize that they can increase their own revenue base by offering information content about their services as well as generating revenues through recurring advertising revenues.

We believe our turn key solution has all the necessary tools to meet the new emerging needs of the industry.

We have initiated and are pursuing discussions with potential partners for new equity and strategic alliances. We anticipate results during the first half of 2003.

In July 2002, we completed a letter of Intent with a California based corporation specializing in Internet market content. The agreement calls for the client to install a network of full motion video plasma screens in approximately 200 preferred locations in the United States. As of year-end, we have been informed that our client has succeeded in sign up over 100 locations and anticipates starting installation during March 2003. We have negotiated a 10 year licensing agreement starting when the Network begins its operations. Network management and content production contract are currently been negotiated.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

In March 2002, a former Director and Officer along with another former employee of the Company obtained a judgment against the Company in the amount of $140,000.00 USD. The management of our corporation has successfully concluded an out of court settlement for $20,000.00 CDN, approximately $13,400.00 USD. The Company has obtained a signed settlement and release agreement from the plaintiffs.

ITEM 2. CHANGES TO AUTHORIZED SHAREHOLDERS' CAPITAL

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Late filing 10-K : On February 4th, 2002, we became delinquent because we were late filing our annual 10-KSB report. On March 5th, 2002, we were temporarily delisted from the OTCBB. On March 8th, 2002, we filed our 10-KSB report for the period ending October 31, 2001. Since then, we have filed all of our reports on time. We are currently responding to comments from the NASD pursuant to the fling of our Form C2-11 in Fall 2002. We anticipate obtaining approval from regulatory authorities shortly.

On May 2002, GSI entered into a loan agreement with private party for a sum of $330,000.00 USD, at bearing interest of prime rate + 2%.

In Fall 2002, GSI completed a loan agreement with a private investment corporation for a bridge loan of $300,000.00 USD, which could become an equity investment by spring 2003, conditional to due diligence and approval of regulatory authorities. These funds were utilized to resolve pending issues with payables under governance of a law firm.

On December 2002, GSI entered into a loan agreement with private individual for an amount of $320,000.00 USD which could be converted into equity, subject to approval of regulatory authorities.

In end of December 2002, GSI entered into an agreement with LTS Networks to eventually participate in the share capital structure of the corporation. Subject to complete due diligence and standard accounting policies, we anticipate closing by end of next quarter.

As of February 7, 2003 Mr. Ren Arbic resigned from his position as Chief Executive Officer of GSI Technologies USA Inc. Our board directors is currently evaluating candidates for his replacement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are contained in this 10-QSB:

None.

CERTIFICATION

I, Ren Arbic, hereby certifies that:

     1. I have reviewed this quarterly report on Form 10-QSB of GSI Technologies USA Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of January 31, 2003; and
          (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date: March 24, 2003

/r/ Rene Arbic
---------------------------------
Rene Arbic, Chairman of the Board

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Dated:  March 24, 2003              GSI TECHNOLOGIES USA INC.




                                            By:   /s/ Marie El-Ahmar Eid
                                            --------------------------------
                                                   Marie El-Ahmar Eid
                                                 Secretary of the Board