Form 10QSB
period 2003-04-30
GSI TECHNOLOGIES USA INC /DE
filed 2003-06-18
CIK 1105862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                 For the quarterly period ended April 30, 2003.

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



        400 St Jacques West, Suite 500, Montreal, Quebec H2Y 1S1, Canada
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 282-9292
                                 --------------
                (Issuer's Telephone Number, including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ] No[ ]

As of June 12, 2003, there were 29,291,023 shares of the issuer's $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                              INDEX TO FORM 10-QSB
                       -----------------------------------
                      FOR THE QUARTER ENDED APRIL 30, 2003
                      ------------------------------------



                                                                            PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Balance Sheet as of April 30, 2003                                             3

Statement of Operations for the Six and Three Months ended April 30, 2003 and
2002                                                                           4

Statements of Cash Flows for the Six Months ended April 30, 2003 and 2002      5

Notes to Financial Statements for the Six Months Ended April 30, 2003.         6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                7-10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     11

Item 2. Changes in Securities                                                 11

Item 3. Defaults Upon Senior Securities                                       11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                  11-12

Item 6. Exhibits and Reports on Form 8-K                                      12

Certifications                                                                13

Signature                                                                     14

Exhibit 99.1                                                                  15

                           GSI TECHNOLOGIES USA, INC.
                                  BALANCE SHEET
                                AT APRIL 30, 2003
                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current Assets
  Cash and cash equivalents                                    $     2,103
  Receivables, net                                                  42,447
  Prepaid expenses                                                   2,442
                                                               ------------
    Total current assets                                            46,991
Property and equipment, net                                         77,646
Other assets                                                         2,791
                                                               ------------
    TOTAL ASSETS                                                   127,428
                                                               ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts payable and accrued expenses                            121,007
  Notes Payable                                                    330,000
  Investment proceeds liability                                    648,068
                                                               ------------
    Total current liabilities                                    1,099,074

 Stockholder's Equity
  Common Stock, class A, $1.00 par value; authorized                     -
    5,000,000 shares; issued and outstanding none
  Common Stock, class B, $.001 par value; authorized                29,291
    55,000,000 shares; issued and outstanding - 29,291,023
  Paid in Capital                                                5,395,719
  Deficit accumulated during the development stage              (6,397,045)
  Accumulated other comprehensive income                               388
                                                               ------------

    Total Shareholder's Equity                                    (971,647)

     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                $   127,428
                                                               ============

    Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement.

                                         GSI TECHNOLOGIES USA INC
                                          STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                                (UNAUDITED)

                                                            Three months                Six months
                                                           ended April 30,            ended April 30,
                                                     --------------------------  --------------------------
                                                         2003          2002          2003          2002
                                                     ------------  ------------  ------------  ------------
Revenues                                             $    15,000   $         -   $    15,000   $    23,750

Cost of Sales                                                  -             -             -        10,634
                                                     ------------  ------------  ------------  ------------

Gross Profit                                              15,000             -        15,000        13,116

Operating Expenses:
       Marketing                                          31,920        16,051        33,303        24,412
       Salaries and related costs                              -             -             -        38,996
       Rent                                               24,642        13,703        30,388        51,426
       Software costs                                    120,073       120,073
       Professional fees                                  38,133         2,457        55,367         9,029
       Consulting                                         68,576             -       112,418             -
       Depreciation                                        2,942           973         4,022         1,947
       Amortization                                        4,504        23,845        28,243        47,691
       Loss on licensing agreement write off             164,872             -       164,872             -
       Other selling, general and administrative          45,420        19,271        65,189        47,375
                                                     ------------  ------------  ------------  ------------
          Total operating expenses                       501,082        76,300       613,876       220,876

          Loss before other income (expense)            (486,082)      (76,300)     (598,876)     (207,759)

Other income (expense):
       Interest income (principally related party)
       Interest expense (principally related party)      (60,099)       (4,417)      (71,968)       (8,759)
       Foreign exchange gain/(loss)                                    (24,529)                    (15,960)
       Equity in net earnings (loss) of affiliates             -             -             -             -
                                                     ------------  ------------  ------------  ------------
          Total other income (expense)                   (60,099)      (28,946)      (71,968)      (24,719)


                                                     ------------  ------------  ------------  ------------

Net Loss                                                (546,181)     (105,246)     (670,843)     (232,479)
                                                     ============  ============  ============  ============

Basic weighted average common shares outstanding      28,673,045    20,788,768    27,462,294    20,689,767
                                                     ============  ============  ============  ============

Basic and diluted Loss per common share              $     (0.02)  $     (0.01)  $     (0.02)  $     (0.01)
                                                     ============  ============  ============  ============


    Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                  (UNAUDITED)

                                                           For the six months
                                                            ended April 30,
                                                         ----------------------
                                                            2003        2002
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                        $(670,843)  $(232,479)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                             32,265      49,638
  Issuance of stock for contract settlement                      -      38,996
  Issuance of stock for interest/penalty                    50,000
  Accrued Interest Expense                                       -       8,759
  Loss on licensing agreement write off                    164,872           -

Changes in Operating assets and liabilities:
  Receivables and other current assets                     (44,889)     (4,871)
  Other assets                                              (2,791)
  Accounts Payable and Accrued Liabilities                (113,066)    133,939
                                                         ----------  ----------

Net cash provided by/(used in) operating activities       (584,451)     (6,019)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities
  Loan Receivable, principally related parties                   -           -
  Purchase of property and equipment                       (22,871)          -
                                                         ----------  ----------

Net cash provided by/(used in) investing activities        (22,871)          -

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable                                                  -           -
  Investment proceeds                                      504,445           -
  Sales of common stock                                    104,980           -
                                                         ----------  ----------

Net cash provided by/(used in) financing activities        609,425           -
                                                         ----------  ----------

Net increase (decrease) in cash and cash equivalents         2,103      (6,019)
Cash and cash equivalents, beginning of period                   -       6,019
                                                         ----------  ----------

Cash and cash equivalents, end of period                 $   2,103   $      (0)
                                                         ==========  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
           None

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2003

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

NOTE  3  -  IMPAIRMENT  AND  WRITE  OFF  OF  LICENSING  RIGHTS

    The Company's only intangible asset, licensing rights, were reviewed for impairment and determined to be impaired since the software and technology behind the licensing rights would no longer be available due to financial difficulties and constraints associated with the licensor. The unamortized amount of $164,872 of licensing rights has been written off and reflected in the statement of operations as a loss for the current period.

NOTE  4  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $670,843 for the six months ended April 30, 2003 (unaudited). As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $584,451 for the six months ended April 30, 2003 (unaudited). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and forward looking business plan.

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

OVERVIEW

GSI Technologies USA Inc. is an Information Technology Company that offers products and solutions to the Out-of-Home Digital Signage Industry. The Company has developed a proprietary, enterprise scale, Digital Signage Network Management Software Suite. The Company is a Value Added Reseller for various related hardware products that make up its end-to-end Digital Signage Solution. The Company also offers various services related to the installation, management, operation and maintenance of large Digital Signage Networks worldwide.

Research firm iSupply/Stanford Resources sees the worldwide Digital Signage market growing from just over $ 3 billion this year to about $ 5 billion in 2006 and about $ 7 billion in 2008. CAP Ventures Inc., a research firm that tracks retail digital signage as a separate category, sees this niche growing still faster, from North America revenue of $ 388 million this year to nearly $ 2 billion in 2006; an increase of more than 400 percent.

GSI Technologies USA Inc. is particularly well positioned to exploit this growth as it offers one of the only true enterprise scale solutions in the world. The technology is being field tested by Clear Channel International, which is the largest player in the Industry.

RESULTS  FROM  OPERATIONS

Three  and  six  months  ending  April  30,  2003  and  2002

During GSI's second quarter from February 1, 2003 to April 30, 2003, GSI USA incurred a loss of $546,181 versus a loss of $105,246 in the same period in 2002.

During GSI's six months from November 1, 2002 to April 30, 2003, GSI USA incurred a loss of $670,843 versus a loss of $232,479 in the same period in 2002.

REVENUES

     $15,000 in revenue was recognized during the current quarter, versus zero for the same period in the prior year. This is related to sub-licensing agreements realized over the respective terms.

     $15,000 in revenue was recognized during the current six-month period versus $23,750 for the same period in the prior year. This is related to sub-licensing agreements realized over the respective terms.

OPERATING  EXPENSES

     During the three months ended April 30, 2003, GSI USA has incurred $501,082 in operating expenses versus 76,300 for the same period in 2002. The increase was mainly attributable to software costs, consulting and the write off of unamortized impaired licensing rights.

     During the six months ended April 30, 2003, GSI USA has incurred $613,876 in operating expenses versus 220,876 for the same period in 2002. The increase was mainly attributable to software costs, consulting and the write off of unamortized impaired licensing rights.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At April 30, 2003 GSI USA had $2,103 in cash. Cash used in operating activities during the six months ending April 30, 2003 was 584,451, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash used by investing activities during the period reflects an amount of $22,871, which was for purchases of business equipment

     Net  Cash provided from financing activities during the period was 609,425.

     The result of all activities during the six-month period ending April 30, 2003 was a net increase of $2,103 in our cash position.


MANAGEMENT  DISCUSSION  AND  ANALYSIS

          GSI Technologies USA Inc. was created in 1998, as a sister company to GSI Canada created in 1995, with goals of supplying complete turn-key solutions to out-of-home advertising network operators. The company's offering went from digital signage network management software to installed screen, displays or street furniture, interacting with targeted audiences. GSI was then offering integration of network services but dealing with hardware suppliers for integration of computers and screens (plasma, LCD, LED or plain TV set).

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

          The Company's initial years were primarily spent on extensive R&D, building products that were expected to capitalize on the Internet and multimedia boom and the increase of last-mile bandwidth. However, the great promises of the technology and Internet golden age of the late 90's did not materialize as foreseen. For GSI specifically, the techno bubble burst, the cost and availability of bandwidth not improving fast enough, the economic down turn, and the cost of plasma screens still considered too high, all contributed to the near disappearance of the company.

          Since then, we have been continuously involved in research and development in an effort to innovate and deliver appropriate products to the marketplace. Equally, the company has been present in the marketplace, building a solid foundation of industry contacts both as potential partners and business clients.

          The market currently continues to present a mixed picture. The primary issue has been the overall slow economic climate in our major market areas of Canada, the USA and Europe. Budgets for digital media products have suffered from the overall economic conditions as well as generally reduced IT spending across the board. As such, we have assumed a cautious approach to develop a cost-effective solution, and to exploit the areas of clearest opportunity. We see signs of recovery in certain key market areas.

          During the period of this downturn in purchasing in the marketplace, we have continued our product development, with emphasis on developing and launching an entirely new suite of products and services known as the GSI Digital Media Logistics Suite (DMLS), Version 3.0. Development of the end product is nearing completion, and our current focus is on finalizing development activities. GSI's DMLS software enables users to accept, store, inventory, deliver and organize the playing of digital content to all kinds of digital display products such as, plasma screens, LCD screens, LED screens, TV monitors, multi media projectors etc.

          At the same time, the Company re-evaluated its overall market approach and decided to focus more heavily on developing and selling digital network operations software rather than actually developing networks, installing and managing physical hardware, and actually selling and managing the digital content. With the re-focus of GSI in mid-2002, came a new philosophy and re-positioning of the company's activities. GSI is returning to the core expertise of its past, focusing on its original concept and vision, building the software that will help users store, inventory, deliver and use visual digital content on a variety of devices in a variety of applications. The Company now has a much clearer product and sales vision.

          Previously, we had operated under a master license acquired in October 1999 from our Canadian affiliate, (3529363 Canada Inc., also know as GSI Canada). GSI Canada experienced severe financial difficulties, which resulted in it being put under the supervision of a trustee in May 2001. We subsequently notified the GSI Canada Trustee and principals that we believe they can no longer realistically fulfill the terms and conditions of the Master License Agreement and we therefore consider that agreement null and void. No response has been received.

          As a result of such events, the Company made a strategic decision to undertake an entirely new proprietary solution development program using a third party, LTS Networks. LTS Networks, a Montreal-based Corporation, is specialized in Network Management and R&D software development. GSI has given LTS a mandate to develop an entirely new family of digital distribution products from the ground up. The Company has also purchased a 40% equity interest in LTS Networks.

          GSI will now focus on conceiving, developing and selling the world's most effective and user-friendly digital signage network management software directly to network integrators, screen manufacturers or to out-of-home digital network owners/operators. We believe that we now possess some of the most advanced technology currently available in the field of electronic advertising and interactive information display.

          GSI, over the past couple of years, has acquired valuable field experience in serving digital network operators through various pilot projects. Therefore, we have revised technical specifications that will be well served to meet our customers' current and evolving needs. On May 5, 2003, we released our newly designed proprietary solution.

          The Company will also, in some cases, offer Network Software Managed Services, Integration Services and Hardware through various partnerships and strategic alliances. GSI will no longer supply or manufacture street furniture. We will continue to leverage our market knowledge to provide strategic consultant services for turnkey digital signage solutions.

          Our GSI Digital Media Logistics Suite offers a complete range of products designed around the concept of providing specific digital images for advertising and information on multiple digital devices that will address current market needs and attract significant commercial interest.

          Our business model has changed considerably based on our relationship with Clear Channel International (CCI), a long-standing strategic partner and customer. CCI is one of the world's largest out-of-home media and advertising groups, with operations in over 60 countries around the globe. We have been supporting two special projects in the Cities of Bristol and Swindon in England and the City of Nantes in France. Our working relationship with CCI has allowed us to redesign a new digital signage software solution for enterprise scale application.

          In May 2003, GSI delivered to Clear Channel International its newly released version of DMLS. Based on our working relationship, we have agreed to design a specific content manager application in conjunction with CCI's specifications. We have organized a working focus group, including LTS Networks' R&D team, CCI's R&D Managers and GSI's Product team, to participate in weekly revision meetings in order to refine the interface of our new module application. At end of June 2003, GSI is scheduled to deliver the content manager application to CCI for the purpose of test application in the unique "City of Nantes (France) pilot project", involving a variety of Digital Signage products including LED screens, interactive busshelter kiosks and Plasma screens. After completing the market test of the content manager application, we are scheduled to deliver our fully functional Digital Media Logistics Suite, including specific Content Manager Application at the end of August 2003. CCI is currently waiting for GSI's August release to roll out a comprehensive development plan for Digital Signage implementation in many other countries.

          We have totaly revised our pricing and licensing structure. We will now sell and distribute our software product on a per player software license basis. Our comprehensive software package includes: Digital Media Logistics Player, Digital Media Logistics Server and Digital Media Logisitics Administrator.

          In April 2003, GSI signed a special agreement with MCSI, a publicly traded corporation specialized in Technology Integration, for the sale of 12,000 licenses to be utilized for customers such as Bank of America and Bed Bath & Beyond, etc. We are currently developing, with the participation of LTS Networks, a small form factor player at very low cost to respond to our customers' special implementation needs. Our agreement is valid for a special term of 24 months.

          In July 2002, we completed a Letter of Intent with a California-based corporation specializing in Internet market content. The Agreement calls for the client to install a network of full motion video plasma screens in approximately 200 preferred locations in the United States. We have been informed that our client has succeeded in securing over 100 locations. In July 2003, our client will start implementing the first phase for 35 locations and will continue to build up the network till end of year 2003. We have negotiated a 10-year licensing agreement starting when the Network begins its operations. Network management and content production contracts are currently been negotiated.

          During the month of May 2003, our sales management team has been negotiating a common development agreement with Petters Group LLC, in regards to their new suite of Digital Signage Products, branded under the name of Polaroid. GSI has currently concluded sales of 42" Digital plasma screens for an approximate quantity of 600 units, subject to financing approval of the customers.

          We are currently negotiating a team co-marketing agreement with Polaroid to offer a turnkey solution to large enterprise scale customers that integrate the hardware and software products. We anticipate completing the agreement by end of June 2003.

          In May 2003, we initiated negotiations with Arcanes Technologies, a France based corporation to act as sales agent to distribute our new line of products in France.

          In May 2003, we received a Letter Of Intent from TSA, a France based corporation, specialized in Network Integration and Satellite Transmission to act as Technology Integrators and service corporation for our European based customers. We are currently negotiating contract agreements and anticipate conclusion by the end of July 2003.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None

ITEM  2.  CHANGES  TO  AUTHORIZED  SHAREHOLDERS'  CAPITAL

None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

          On February 4th, 2002, we became delinquent because we were late filing our annual 10-KSB report. On March 5th, 2002, we were temporarily delisted from the OTCBB. On March 8th, 2002, we filed our 10-KSB report for the period ending October 31, 2001. Since then, we have filed all of our reports on time. We have appointed a new market maker who expects to file a form 2-11 by end of June 2003, so our securities can become relisted on the OTCBB.

          In May 2002, GSI entered into a loan agreement with a private party for a sum of $330,000.00, bearing interest at prime rate + 2%. In March 2003, GSI issued 1,000,000 shares as a penalty on this loan. In May 2003, GSI authorize the issuance of 2,000,000 shares at a price per share of $0.25 plus 500,000 warrants exercisable at $0.25 and 516,000 warrants exercisable at $1.00 in consideration of the conversion of this loan plus a supplementary investment of $165,000. The investor is Mr. Craig Perry who became a Director on April 28, 2003.

          In September 2002, Sogepar SA, a European investment corporation, agreed to invest a total of $300,000 to be injected from September 2002 to February 2003. The investment has been completed. In June 2003, Sogepar SA will receive 6,000,000 shares at a price per share of $0.05 plus 2,000,000 options exercisable at a price of $0.10 and 2,000,000 warrants exercisable at a price of $1.20.

     In November 2002, Worldwide Business Consultants S.A., agreed to invest a total of $125,000 to be injected from November 2002 to February 2003. The investment has been completed. In June 2003, Worldwide Business Consultants SA will receive 2,500,000 shares at a price per share of $0.05 plus 2,000,000 options exercisable at $0.05.

          In December 2002, GSI entered into a loan agreement with a non-US corporation for an amount of $320,000.00 which could be converted into equity, subject to approval of regulatory authorities.

     In March 2003, a non-US private investor invested $100,000.00 for 2 Million shares at $0.05 per share.

     In March 2003, First Mercantile Investments, Corp., agreed to invest a total of $200,000 to be injected from March 2003 to April 2003. The investment has been completed. In June 2003, First Mercantile Investments, Corp. will receive 2,000,000 shares at a price of $0.10 per share plus 500,000 options exercisable at $0.10 per share and 500,000 options exercisable at $0.25 per share.

     In June 2003, GSI entered into a purchase agreement to acquire 40% equity of LTS Networks for 500,000 shares.

     In June 2003, GSI will issue 1,336,800 shares to 4136306 Canada Inc. for conversion of outstanding promissory notes dated June 2002.

     The Company's CEO was not hired until after the period covered by this report. Accordingly, he is not in a position to sign any certifications related to this report. Therefore, the Board of Directors authorized, by way of resolution, the Chairman of the Board, Mr. Craig Perry, to sign all necessary filing documents for the period ending April 30, 2003.

MANAGEMENT

     On February 7, 2003 Mr. Rene Arbic resigned from his position as Chief Executive Officer of GSI Technologies USA Inc.

     In May 2003, Mr. Rene Arbic resigned from his position as Chairman of the Board of GSI Technologies USA Inc.

     In May 2003, the Board of Directors appointed Mr. Craig Perry, who is currently General Manager of InMetal and a shareholder of GSI, to join the Board of Directors as a Director and Chairman.

     In June 2003, the Board of Directors appointed Mr. Gilles Addison to the position of President and Chief Executive Officer.

     In June 2003, GSI Board of Directors appointed an Executive Advisory Board to manage and build the value of the Corporation on a day to day basis with the input of experienced individuals in various field of activities. We believe our Corporation will grow in a team environment and deliver positive results to the benefit of our shareholders. The Executive Advisory Board will report to the Board of Directors through the CEO, Mr. Addison. GSI's management is seeking to identify a Chief Financial Officer that will suit the needs of our Corporation. The Executive Advisory Board is composed by the following individuals:

          -    Mr.  Gilles  Addison,  President  and  CEO
          - Mrs. Marie El-Ahmar Eid, Business Development and Investor Relations Director
          -    Glen  Pearson,  Operations  Director
          -    Michel  de  Montigny,  Product,  Sales  and  Marketing  Director
          -    Paola  Salcedo,  Administration  Director


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

The  following  exhibits  are  contained  in  this  10-QSB:

99.1  Sarbans-Oxley  Certifications.

CERTIFICATION

I,  Craig  Perry,  hereby  certify  that:

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

     I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

               Designed  such  disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
               Evaluated  the  effectiveness of the issuer's disclosure controls and  procedures  as  of  April  30,  2003;  and
               Presented  in  the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

               All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and
               Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 18, 2003


_____________________________
Craig Perry
Chairman of the Board

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Dated:  June 18, 2003              GSI TECHNOLOGIES USA INC.


                            By:   /s/ Craig Perry
                          ------------------------------
                                 Craig Perry
                                 Chairman of the Board