Form 10QSB
period 2003-07-31
GSI TECHNOLOGIES USA INC /DE
filed 2003-09-22
CIK 1105862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended July 31, 2003.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

              For the transition period from _________ to ________

                         COMMISSION FILE NUMBER: 0-31229

                            GSI TECHNOLOGIES USA INC.

        (Exact name of small business issuer as specified in its charter)


                 Delaware                                65-0902449
       ------------------------------       ------------------------------------
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ] No[ ]

As of September 22nd, 2003, there were 43,827,823 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                                       INDEX TO FORM 10-QSB
                                       --------------------
                               FOR THE QUARTER ENDED JULY 31, 2003
                         -------------------------------------------------


                                                                                     Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Balance Sheet as of July 31, 2003                                                       3

Statement of Operations for the Three and Nine Months ended July 31, 2003 and 2002      4

Statements of Cash Flows for the Nine Months ended July 31, 2003 and 2002               5

Notes to Financial Statements for the Nine Months Ended July 31, 2003.                  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                         7-10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                              10

Item 2. Changes in Securities                                                          10

Item 3. Defaults Upon Senior Securities                                                10

Item 4. Submission of Matters to a Vote of Security Holders                            10

Item 5. Other Information                                                              11

Item 6. Exhibits and Reports on Form 8-K                                               11

Certifications                                                                         12

Signature                                                                              13

Exhibit 99.1                                                                           14

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                AT JULY 31, 2003
                                   (UNAUDITED)


                                      ASSETS
                                      ------
Current Assets
  Cash and cash equivalents                                    $       707
  Receivables, net                                                 103,913
                                                               ------------

    Total current assets                                           104,620
Property and equipment, net                                         77,618
Other assets                                                         2,570
                                                               ------------

    TOTAL ASSETS                                                   184,808
                                                               ============




                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current Liabilities
  Accounts payable and accrued expenses                            241,959
  Notes Payable                                                    300,000
                                                               ------------

    Total current liabilities                                      541,959

Stockholder's Equity
  Common Stock, class A, $1.00 par value; authorized                     -
    5,000,000 shares; issued and outstanding none
  Common Stock, class B, $.001 par value; authorized                43,828
    55,000,000 shares; issued and outstanding - 43,827,823
  Paid in Capital                                                6,547,021
  Accumulated deficit                                           (6,923,923)
  Accumulated other comprehensive income                           (24,077)
                                                               ------------

    Total Shareholder's Equity                                    (357,151)

     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                $   184,808
                                                               ============

    Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement.

                                         GSI TECHNOLOGIES USA INC
                                   (A COMPANY IN THE DEVELOPMENT STAGE)
                                          STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                                (UNAUDITED)


                                                           Three months                 Nine months
                                                           ended July 31,              ended July 31,
                                                     ------------------------------------------------------
                                                         2003          2002          2003          2002
                                                     ------------  ------------  ------------  ------------
Revenues                                             $         -   $         -   $    15,000   $    23,750

Cost of Sales                                                  -             -             -        10,634
                                                     ------------  ------------  ------------  ------------

Gross Profit                                                   -             -        15,000        13,116

Operating Expenses:
       Marketing                                          78,359             -       111,662        24,412
       Salaries and related costs                              -             -             -        38,996
       Rent                                               31,104             -        61,491        51,426
       Software costs                                    153,641             -       273,714
       Professional fees                                  25,100             -        80,467         9,029
       Consulting                                        112,087             -       224,505             -
       Depreciation                                        2,011           973         6,034         2,920
       Amortization                                        2,252        23,845        30,495        71,537
       Loss on licensing agreement write off                   -             -       164,872             -
       Other selling, general and administrative          72,324         1,556       137,513        48,930
                                                     ------------  ------------  ------------  ------------
          Total operating expenses                       476,878        26,374     1,090,754       247,250

          Loss before other income (expense)            (476,878)      (26,374)   (1,075,754)     (234,133)

Other income (expense):
       Interest income (principally related party)
       Interest expense (principally related party)      (50,000)       (8,863)     (121,968)      (17,622)
       Foreign exchange gain/(loss)                                          -                     (15,960)
       Equity in net earnings (loss) of affiliates             -             -             -             -
                                                     ------------  ------------  ------------  ------------
          Total other income (expense)                   (50,000)       (8,863)     (121,968)      (33,582)

                                                     ------------  ------------  ------------  ------------
Net Loss                                                (526,878)      (35,237)   (1,197,721)     (267,715)
                                                     ============  ============  ============  ============

Basic weighted average common shares outstanding      35,317,110    25,802,134    30,102,012    22,869,528
                                                     ============  ============  ============  ============

Basic and diluted Loss per common share              $     (0.01)  $     (0.00)  $     (0.04)  $     (0.01)
                                                     ============  ============  ============  ============

    Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                  (UNAUDITED)

                                                           For the nine months
                                                              ended July 31,
                                                         ------------------------
                                                             2003         2002
                                                         ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                        $(1,197,721)  $(267,715)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                               36,529      74,457
  Issuance of stock for contract settlement                               38,996
  Issuance of stock for interest/penalty                     100,000           -
  Accrued Interest Expense                                                12,179
  Loss on licensing agreement write off                      164,872           -

Changes in Operating assets and liabilities:
  Receivables and other current assets                      (103,913)     (4,871)
  Other assets                                                (2,570)
Accounts Payable and Accrued Liabilities                     165,737     140,937
                                                         ------------  ----------

Net cash provided by/(used in) operating activities         (837,065)     (6,019)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities
Loan Receivable, principally related parties                       -           -
Purchase of property and equipment                                 -           -
                                                         ------------  ----------

Net cash provided by/(used in) investing activities                -           -

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable                                                    -           -
  Investment proceeds                                        732,792           -
  Sales of common stock                                      104,980           -
                                                         ------------  ----------

Net cash provided by/(used in) financing activities          837,772           -
                                                         ------------  ----------

Net increase (decrease) in cash and cash equivalents             707      (6,019)
Cash and cash equivalents, beginning of period                     -       6,019
                                                         ------------  ----------

Cash and cash equivalents, end of period                 $       707   $      (0)
                                                         ============  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     None

                           GSI TECHNOLOGIES USA, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2003

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

NOTE 3 - IMPAIRMENT AND WRITE OFF OF LICENSING RIGHTS

    The Company's only intangible asset, licensing rights, were reviewed for impairment and determined to be impaired since the software and technology behind the licensing rights would no longer be available due to financial difficulties and constraints associated with the licensor. The unamortized amount of $164,872 of licensing rights has been written off and reflected in the statement of operations as a loss for the current year.

NOTE 4  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $1,197,721 for the nine months ended July 31, 2003 (unaudited). As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $837,065 for nine months ended July 31, 2003 (unaudited). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and forward looking business plan.

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

RESULTS FROM OPERATIONS

Three and nine months ending July 31, 2003 and 2002

During GSI's third quarter from May 1,2003 to July 31, 2003, GSI USA incurred a loss of $526,878 versus a loss of $35,237 in the same period in 2002 due to the increase of activities with respects to our new product.


During GSI's nine month's from November 1, 2002 to July 31, 2003, GSI USA incurred a loss of $1,197,721 versus a loss of $267,715 in the same period in 2002, this too reflects the increase of activities with respects to our new product.

REVENUES

     Zero in revenue was recognized during the current year quarter, versus zero for the same period in the prior year.

$15,000 in revenue was recognized during the current year nine month period versus $23,750 for the same period in the prior year. This is related to sub-licensing agreements realized over the respective terms.

OPERATING  EXPENSES

     During the three months ended July 31, 2003, GSI USA has incurred $476,878 in operating expenses versus 26,374 for the same period in 2002. The increase was mainly attributable to marketing, software costs and consulting.

During the nine months ended July 31, 2003, GSI USA has incurred $1,090,754 in operating expenses versus 247,250 for the same period in 2002. The increase was mainly attributable to marketing, software costs, consulting and the write off of unamortized impaired licensing rights.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At July 31, 2003 GSI USA had $707 in cash. Cash used in operating activities during the nine months ending July 31, 2003 was $837,065, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.


     Net Cash provided from financing activities during the period was $837,772.

     The result of all activities during the nine-month period ending July 31, 2003 was a net increase of $707 in our cash position.


MANAGEMENT  DISCUSSION

          GSI Technologies USA Inc. was created in 1998, with goals of supplying complete turn-key solutions to out-of-home advertising network operators. The company's offering went from digital signage network management software to installed screen, displays or street furniture, interacting with targeted audiences. GSI was then offering integration of network services but dealing with hardware suppliers for integration of computers and screens (plasma, LCD, LED or plain TV set).

          The Company operates within the overall Information and Communication Technology (ICT) field, offering software, hardware and related services to manage dynamic and efficient communications networks. The information delivered can be advertising messages targeted to consumers while out of their homes or messages of more general interest like traffic and weather information.

          The Company offers solutions principally for media operators, advertisers and others seeking to reach the greatest number of "viewers per day" at the street level. Street level advertising is the strategic placement of signage, so it is readily visible to pedestrians and motorists. In addition to addressing potential consumers in busy urban and suburban settings, public service messages can also be conveyed using our technology.

          To address the changing market and technology landscape, we initiated a comprehensive review of our position in the industry. During this exercise we drew upon the collective experiences of our own team as well as soliciting input from various individuals we believed to be knowledgeable about the industry. We concluded that in order to be in the forefront of the industry we would have to narrow our business focus and develop an entirely new software package.

          We  initially  began  offering products and services for sale in 2000.
Our product offerings at that time included both software to manage a digital signage network and related hardware such as installed screens, displays or kiosks. In addition, we also owned and operated our own network of digital signage kiosks. The software products were offered pursuant to a Master License agreement with GSI Canada, the creator of the initial software, Multi Media Pack, or in short as MMP. The hardware products were purchased for resale from various brand name manufactures on an as needed basis. The Kiosk products were designed and built by GSI Canada.

          At that time we also offered value-added services such as the integration of network services and the ability to deal with hardware suppliers to integrate and install computers and screens (plasma, LCD, LED or plain TV set). In other words, if a client came to us with an idea about something he would like to do, we would problem solve the matter and design an integrated solution, including managed services, which would allow the client to reach his goal. In cases where clients did not need any of our software or hardware products, we were still available to provide consulting services for operators to develop digital signage networks

          The Company has re-evaluated its overall market approach and decided to focus more heavily on developing and selling digital network operations software rather than actually developing networks, installing and managing physical hardware, and actually selling and managing the digital content. With the re-focus of GSI in mid-2002, came a new philosophy and re-positioning of the company's activities. GSI is returning to the core expertise of its past, focusing on its original concept and vision, building the software that will help users store, inventory, deliver and use visual digital content on a variety of devices in a variety of applications. The Company now has a much clearer product and sales vision.

          As a result, in early 2003, we changed our Product and Services Offering. Our main focus will now be to develop and sell a network based digital signage management software solution. We will also, in some cases, offer Digital Signage and Network Managed Services as well as related hardware. We will no longer supply or manufacture kiosks or design/develop networks. We will continue to leverage our market knowledge by providing strategic consulting services for operators of digital signage networks.

          As part of our comprehensive review, we decided to re-evaluate our core product, the GSI Multi Media Pack acquired under the Master Licensing Agreement with GSI Canada. We hired LTS Networks Inc. to perform a technical review of the software code. The report recommended that we rework the architecture of the product to take advantage of newer development tools and database tools to ensure that the product would be up to date and as technically advanced as possible. If undertaken, it was believed that our new product would also be well positioned for growth and enhancement in the future. In June 2003, we purchased a 40% equity interest in LTS Networks

          As a result of their report, we hired LTS Networks to build for us a next generation product, based on our design, to offer to the Out-of-Home advertising industry. We solicited the assistance of Mr. de Montigny, to leverage his past experience with the Advertising and Media industry to work with LTS to design the functional requirements for the new software. It was anticipated that the new software would differ from the previous product in several key ways. The programming language would be different; the software design and architecture would be different; and the new product would pay close attention to standards, such as the Human Interface Guidelines and Data
Warehouse Standards. We proceeded to implement this project and the resulting newly developed proprietary software product is expected to be released by the end of September 2003 and will be known as Digital Media Logistics Suite, or DMLS.

          We also revised our pricing and licensing structure. We will now sell and distribute our new software product on a per player software license basis. This is a significant departure from our previous revenue model of territorial licensing as we believe it better reflects the standard pricing and licensing model for our industry, and therefore should make our solution more competitive. In first 3 quarters of fiscal 2003 we spent $300,000 on Research and Development as compared to nothing in all of fiscal 2002.

          In April 2003, we signed a special agreement with MCSI, a publicly traded corporation specialized in Technology Integration, whereby we have agreed to sell to MCSI up to 12,000 licenses of our DMLS software at a discounted price. The agreement is valid for a term of 24 months.

          In May 2003, we initiated negotiations with Arcanes Technologies, a France-based corporation to act as sales agent to distribute our new line of products in France. Negotiations are in preliminary stage and the Company can not state when or whether an agreement will be reached.

          In May 2003, we received a Letter Of Intent from TSA, a France-based corporation, specialized in Network Integration and Satellite Transmission to act as installation contractors and service corporation for our European based customers. We are currently negotiating contract agreements and anticipate conclusion by the end of 2003.

          On May 15, 2002, Mr. Craig Perry advanced $330,000.00 to the Company. In consideration to this loan the Guarantor (Michel de Montigny) transferred 2,000,000 shares to Mr. Perry. This note has a term of 60 days bearing interest at prime rate plus 2% and a collateral / late payment penalty of 1,000,000 shares. On March 28, 2003 the Company issued 1,000,000 shares to Mr. Perry representing the Collateral /late payment penalty on this note. On May 8, 2003, Mr. Perry agreed to cancel his $351,000 payable note ($330,000 debt + 21,000 interest to date) and to invest a supplementary amount of $165,000 for the following considerations: 2,000,000 shares at a price per share of $0.25 plus 500,000 warrants exercisable at $0.25 and 516,000 warrants exercisable at $1.00. Mr. Craig Perry became a Director on April 28, 2003.


                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None

ITEM  2.  CHANGES  TO  AUTHORIZED  SHAREHOLDERS'  CAPITAL

None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

          In August, 2003, we signed a one year renewable Sales Representative agreement with Petters Group LLC. The agreement provides for us to act as a non-exclusive sales representative in the United States, Canada and Mexico in regards to their new suite of Digital Displays Products, branded under the name of Polaroid.

          We have currently concluded sales of an approximate quantity of 600 units including Polaroid 42" Digital plasma screens, compact computers and DMLS software licenses. These sales have an approximate value of $2,700,000 and are subject to financing approval of the customers. We expect to make an approximate gross profit of $600,000 on these sales.


MANAGEMENT

          In May 2003, Mr. Ren Arbic resigned from his position as Chairman of the Board of GSI Technologies USA Inc.

          In May 2003, the Board of Directors appointed Mr. Craig Perry, who is currently General Manager of InMetal and a shareholder of GSI, to join the Board of Directors as a Director and Chairman.

     In June 2003, the Board of Directors appointed Mr. Gilles Addison to the position of President and Chief Executive Officer. Mr. Addison's contract is valid for one year period.

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

99.1  Sarbans-Oxley Certifications.

CERTIFICATION

I, Gilles Addison, hereby certifie that:

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

     I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
          Evaluated  the  effectiveness  of the issuer's disclosure controls and procedures as of July 31, 2003; and Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date:  September 22nd, 2003


/s/  Gilles Addison
-----------------------------
Gilles  Addison
President and CEO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Dated:  September 22nd,  2003               GSI TECHNOLOGIES USA INC.




                 By:  /s/  Gilles Addison
                    -----------------------------------------
                                 Gilles Addison
                                President and CEO