Form 10QSB/A
period 2003-01-31
GSI TECHNOLOGIES USA INC /DE
filed 2003-11-10
CIK 1105862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB / A
                                   AMENDMENT 1

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


                              INDEX TO FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 2003


                                                                         PAGE
-----------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------
Balance Sheet as of January 31, 2003                                      3

Statement of Operations for the Three Months ended January
31, 2003 and 2002                                                         4
Statements of Cash Flows for the Three Months ended January
31, 2003 and 2002                                                         5

Notes to Financial Statements                                             6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                             7-10
--------------------------------------------

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                11

Item 2. Changes in Securities                                            11

Item 3. Defaults Upon Senior Securities                                  11

Item 4. Submission of Matters to a Vote of Security Holders              11

Item 5. Other Information                                               11-12

Item 6. Exhibits and Reports on Form 8-K                                 12

Certifications                                                           13

Signature                                                                14

Exhibit 99.1                                                             15

                           GSI TECHNOLOGIES USA, INC.
                                  BALANCE SHEET
                              AT JANUARY 31ST, 2003
                                  (UNAUDITED)


                                   ASSETS
                                   ------
Current Assets
  Cash and cash equivalents                                     $   179 505
  Receivables - net                                                   7 628
                                                                ------------

    Total current assets                                            187 133
Property and equipment, net                                         103 964
Intangible assets, net                                              164 872
                                                                ------------

    TOTAL ASSETS                                                    455 970
                                                                ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current Liabilities
  Accounts payable                                                   93 579
  Accrued financing costs                                            67 100
  Accrued default penalty                                            50 000
  Accrued legal settlement                                           12 896
  Notes Payable                                                     635 126
  Investment proceeds liability                                     241 778
  Other current liabilities                                          88 376
                                                                ------------

    Total current liabilities                                     1 188 855

Stockholder's Equity
  Common Stock, class A, $1.00 par value; authorized                      -
    5,000,000 shares; issued and outstanding none
  Common Stock, class B, $.001 par value; authorized                 26 291
    55,000,000 shares; issued and outstanding - 26,291,023
  Paid in Capital                                                 5 220 388
  Accumulated deficit                                            (5 978 436)
  Accumulated other comprehensive income
    Foreign currency translation                                     (1 128)
                                                                ------------

    Total Shareholder's Equity (Deficit)                           (732 885)

     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $   455 970
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

                            GSI TECHNOLOGIES USA INC
                            STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JANUARY 31st, 2003 AND 2002
                                  (UNAUDITED)


                                                           Three months
                                                         ended January 31,
                                                     --------------------------
                                                         2003          2002
                                                     ------------  ------------
Revenues                                             $         -   $    23 750

Cost of Sales                                                  -        10 634
                                                     ------------  ------------

Gross Profit                                                   -        13 116

Operating Expenses:
       Marketing                                           1 431         8 361
       Salaries and related costs                         11 201        38 996
       Rent                                                9 000        37 723
       Professional fees                                   9 635         6 572
       Consulting                                          9 221             -
       Software development                               30 830
       Depreciation                                        1 080           973
       Amortization                                       23 739        23 846
       Other selling, general and administrative          31 702        28 104
                                                     ------------  ------------
          Total operating expenses                       127 839       144 574

          Loss before other income (expense)            (127 839)     (131 458)

Other income (expense):
       Interest income (principally related party)
       Interest expense (principally related party)       (9 308)       (4 342)
       Foreign exchange gain/(loss)                                      8 569
       Equity in net earnings (loss) of affiliates             -             -
                                                     ------------  ------------
          Total other income (expense)                    (9 308)        4 227

                                                     ------------  ------------
Net Loss                                                (137 146)     (127 231)
                                                     ============  ============

Basic weighted average common shares outstanding      26 291 023    25 461 917
                                                     ============  ============

Basic and diluted Loss per common share              $     (0.01)  $     (0.00)
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

                           GSI TECHNOLOGIES USA, INC.
                            STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JANAURY 31st, 2003 AND 2002
                                  (UNAUDITED)


                                                               For the three months
                                                                ended January 31,
                                                              ----------------------
                                                                 2003        2002
                                                              ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                             $(137 146)  $(127 231)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
       Depreciation and amortization                             24 819      24 819
       Issuance of stock for contract settlement                      -      38 996
       Accrued Interest Expense                                       -       4 060

Changes in Operating assets and liabilities:
       Receivables and other current assets                      (7 628)     26 593
       Accounts Payable and Accrued Liabilities                 (47 933)     35 979
                                                              ----------  ----------

Net cash provided by/(used in) operating activities            (167 888)      3 215

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by/(used in) investing activities
       Loan Receivable, principally related parties                   -      (8 270)
       Purchase of property and equipment                       (41 743)          -
                                                              ----------  ----------

Net cash provided by/(used in) investing activities             (41 743)     (8 270)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable                                                 290 980           -
  Investment proceeds                                            98 155           -
  Sales of common stock                                               -           -
                                                              ----------  ----------

Net cash provided by/(used in) financing activities             389 135           -
                                                              ----------  ----------

Effect of exchange rate changes on cash and cash eqivalents           -           -
                                                              ----------  ----------

Net increase (decrease) in cash and cash equivalents            179 505      (5 055)
Cash and cash equivalents, beginning of period                        -       6 019
                                                              ----------  ----------

Cash and cash equivalents, end of period                      $ 179 505   $     964
                                                              ==========  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     None
Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement.

                           GSI TECHNOLOGIES USA, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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


NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS

                                            January 31, 2003
Property and Equipment:
  Furniture and fixture                     $         38,934
  Computer and other equipment                        21,701
  Leasehold improvements                              53,543
  Less:  Accum depreciation & amortization            10,214
  Property and equipment, net               $        103,964


NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS (CONTINUED):

Intangible Assets:
  License rights  -                                               $ 474,779
  (Gross amount of $800,000 acquired from affiliate and
  recorded at predecessor basis with the cost over such basis of
  $325,221   recorded as a dividend to affiliate).
  Accumulated amortization                                         (309,907)
                                                                  $ 164,872

     Amortization expense for the period                             23,739

NOTE  4 - NOTE PAYABLE

On May 15, 2002 the Company signed a promissory note for $330,000. The term of the note is for 60 days and the rate of interest is prime plus 2%. The Company also agreed to issue 2 million shares of Class B Common Stock to the lender as part of the transaction as an origination fee which was valued at .05 per share totaling $100,000. On June 20, 2002, a shareholder of the Company indirectly forwarded to the lender 1,114,000 shares as collateral for this transaction on behalf of the Company thereby assigning 55.7% ($55,700) of the origination fee liability from the lender to the shareholder. On June 20, 2002, another shareholder of the Company directly forwarded to the lender 886,000 shares as collateral for this transaction on behalf of the Company thereby assigning 44.3% (44,300) of the origination fee liability from the lender to the shareholder. On June 21, 2002 the Company agreed to issue 1,114,000 shares to the shareholder who advanced his shares to the lender as well as issuing an additional 222,800 for his assistance in this matter. The 222,800 were valued at .05 per share totaling $11,140 and reflected as interest in the October 31, 2002 financial statements. At October 31, 2002, no shares had been issued to the shareholder and the origination fee liability of $55,700 as well as the additional $11,400 in accrued interest remained reflected as liabilities in the October 31, 2002 financial statements . On June 21, 2002 the Company and the other shareholder who forwarded 886,000 shares to the lender agreed that he would not receive any shares from the Company for his assistance in the matter. The Company reflected this as relieving the balance of the accrued origination fee liability with an offset to Paid in Capital in the amount of $44,300 in the October 31, 2002 financial statements. At October 31, 2002, the note had not been paid back and the accrued interest totaled $4,837. As part of the agreement, the Company will issue an additional 1,000,000 shares as a default penalty valued at .05 per share totaling $50,000. At October 31, 2002, the Company had not issued any shares related to default penalty. The default penalty amounts have been accrued and reflected in the October 31, 2002 financial statements. At January 31, 2003, the note had not been paid back and accrued interest of $5,362 has been reflected in the financial statements. This note including all interest associated with it was $340,199 at January 31, 2003.

On December 18, 2002, the Company signed a promissory note for $440,000 CAD, approximately $290,980 USD with an unrelated party. The note bears interest of 11%. At January 31, 2003 interest of $3,946 has been accrued and reflected in the financial statements. The balance of the note, including interest, at January 31, 2003 is approximately $294,926 USD.


NOTE 5 - COMMITMENTS AND CONTIGENCIES

Investment  agreements
On September 10, 2002 the Company entered into an investment agreement whereby an investment group will advance up to $300,000 from September 10, 2002 through February 1, 2003. In consideration for the proceeds, the Company will issue on February 1, 2003, 6 million shares of Class B Common Stock, 2,000,000 options at an exercise price of $0.10 expiring January 31, 2010 and 2,000,000 warrants at an exercise price of $1.20 expiring on February 1, 2005. At October 31, 2002, $143,623 had been advanced to the Company. During the three month period ending January 31, 2003, additional advances totaling $98,155 had been received. At
January  31,  2003,  a  total  of  $241,778  had  been  advanced to the Company.

In November 2002, the Company entered into an investment agreement whereby an additional investment group will advance up to $125,000 from November 2002 through February 2003. In consideration for the proceeds, the Company will issue on February 1, 2003, 2.5 million shares of Class B Common Stock, 2,000,000 options at an exercise price of $0.050 expiring January 31, 2010. During the three month period ending January 31, 2003, no advances had been received.

Office leases

On September 1, 2002, the Company entered into a three year office lease for its Monteal office with monthly payments approximately $2,000.

On October 1, 2002, the Company entered into a one year office lease for its U.S. office with monthly payments approximately $1,000.

Legal  Matters

We remain party to one proceeding initiated by another party in the Superior Court of the Province of Quebec, District of Montreal. An amount of $98,766 in Canadian dollars has been claimed for our alleged failure to pay a commission and consequent damages relating to negotiations with GSI Canada for an acquisition. Legal counsel advises that, in his opinion, the case against the company is without merit.

On September 2001, we received a law suit from a former employee for unpaid salaries. We concluded an out of court settlement, on November 22nd, 2002, for the amount of approximately $7,750 US ($12,000 CAD) as final settlement. The $7,750 had been accrued and reflected in the October 31, 2002 financial statements.

     The Company has been involved in litigation for unpaid business taxes with the City of Montreal. The litigation has been settled in the amount of approximately $23,000 of which approximately $5,000 has been paid by October 31, 2002 and the remaining $18,000 due to the City of Montreal has been reflected in accounts payable at October 31, 2002. During the three month period ending January 31, 2003 no payments were made towards this debt. At January 31, 2003, the outstanding balance remained at $18,000.


NOTE 5 - COMMITMENTS AND CONTIGENCIES (CONTINUED):

In March 2002, a former Director, who was also an Officer in the Company, along with another employee of the Company, filed a civil action against the Company in the State of Florida alleging unpaid wages and expense reimbursements totaling approximately $225,000. The Company has not retained legal counsel but believed this complaint to be without merit and is in the process of negotiating a settlement and release agreement with these two individuals in the amount of approximately $13,000. The Company has received an oral confirmation to the $13,000 settlement and release agreement. The $13,000 had been accrued and reflected in the October 31, 2002 financial statements. The Company and these individuals have agreed to sign the settlement agreement related to this matter on February 27, 2003.

Consulting  agreement
     On May 27, 2002, the Company entered into a consulting agreement with a non affiliated individual.
     The agreement is for one year and the annual amount of the agreement is approximately $100,000.

NOTE 6 - SOFTWARE DEVELOPMENT

The Company is currently developing software for resale to prospective clients. The Company capitalizes cost of materials, consultants, interest, and payroll and payroll-related costs for employees incurred in developing computer software for resale once technological feasibility is attained. Currently, the Company has contracted with consultants to develop the software. Technological feasibility is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Until technological feasibility is established, all costs associated with the software development are considered research and development expenditures and are charged to development expense in the period incurred.


NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company reported a net loss of $137,146 (unaudited) for the three months ended January 31, 2003 and a loss of $5,978,436 (unaudited) since inception. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $167,888 for the three months ended January 31, 2003. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company continues to aggressively pursue strategic alliances which will bring a cash infusion, restructuring and forward looking business plan.


NOTE 8 - RELATED PARTY TRANSACTIONS

Legal  fees  to  Director's  firm
     During the three month period ending January 31, 2003, the Company has retained legal services from a firm in which a director of the Company, Marc Cote, is a partner. The Company incurred approximately $3,300 in legal fees from this firm in the three month period ending January 31, 2003 .

NOTE 9 - INCOME TAXES

The provision for taxes on earnings for the three months ended January 31, consist of:

                      2003   2002
Current
    Federal           $   -  $   -
    State                 -      -
    Foreign               -      -

Deferred
    Federal           $   -  $   -
    State                 -      -
    Foreign               -      -

At January 31, 2003, the Company has a Federal tax net operating loss ("NOL") carryforward of approximately $5,000,000, which expires at various dates through 2015.

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

NOTE 10 - SHAREHOLDERS' EQUITY

Common Stock

The Company has 5,000,000 shares of class A common stock which to date have never been issued. Management has no intent of issuing any of these shares and will be canceling these shares by filing an amendment to the articles of incorporation with the State of Delaware.

The Company has 55,000,000 authorized shares of Class B common stock with a par value of $.001. Each share entitles the holder to one vote.

During the three month period ending January 31, 2003, no shares were issued by the Company.

NOTE 11  - WARRANTS AND OPTIONS

On August 01, 2000 the Company adopted a Long Term Incentive Plan whereby directors, officers, certain key employees of the Company and its affiliates as well as certain consultants to the Company would be granted stock options. A maximum of 10% of the authorized Class B common shares totaling 5,500,000 can be reserved and available for distribution pursuant to the terms of the plan. On On October 02, 2000, 925,000 options with an exercise price of $1.25 had been issued to consultants and other non employee affiliates who rendered services to the Company throughout the year. The services were rendered in the fiscal year ending October 31, 2000. The expense for such services were reflected in the financial statements ended October 31, 2000. As an incentive to maintain a relationship with these consultants and non employee affiliates, the Company issued these options for anticipated future services. These future services were not received. The options vest one-third on December 18, 2000, one third on December 18, 2001 and one third on December 18, 2002. The stock options expire seven years from the date they were granted.

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

                                                                                            January       January
FAS 123 "Accounting for stock based compensation                                           31, 2003      31, 2002
Paragraph 47 (a)
     1.Beginning of year - outstanding
        i. number of options/warrants                                                         308,333       308,333
        ii. weighted average exercise price                                                      1.35          1.35
     2. End of year - outstanding
        i. number of options/warrants                                                         308,333       308,333
        ii. weighted average exercise price                                                      1.35          1.35
     3. End of year - exercisable
        i. number of options/warrants                                                         308,333       308,333
        ii. weighted average exercise price                                                      1.35          1.35
     4. During the year - Granted
        i. number of options/warrants                                                               0             0
        ii. weighted average exercise price                                                         0             0
     5. During the year - Exercised
        i. number of options/warrants                                                               0             0
        ii. weighted average exercise price                                                         0             0
     6. During the year - Forfeited
        i. number of options/warrants                                                               0             0
        ii. weighted average exercise price                                                         0             0
     7. During the year - Expired
        i. number of options/warrants
        ii. weighted average exercise price
Paragraph 47 (b) Weighted-average grant-date fair value of options granted during the year:
     1. Exceeds market price                                                                        0             0

Paragraph 47 (c) Equity instruments other than options/warrants                                  none          none


Paragraph 47(d) Description of the method and significant assumptions used during the year to estimate the fair value of options:
(1)Weighted average risk-free interest rate                                                      5.54%         5.54%
Weighted average expected life (in months)                                                      36.00         48.00
Weighted average expected volatility                                                             0.00%            0
Weighted average expected dividends                                                              0.00             0



Paragraph 47(e) Total compensation cost recognized in income for stock-based
employee compensation awards.                                                                       0             0

Paragraph 47(f) The terms of significant modifications of outstanding awards.                    none          none

Paragraph 48 - Options outstanding at the date of the lateststatement of financial position presented:

   1.   (a) Range of exercise prices                                                      $1.10-$2.00   $1.10-$2.00
        (b) Weighted-average exercise price                                                      1.35          1.35
   2.   Weighted-average remaining contractual life (in months)                                 36.00         48.00

                                            Quarter ended      Quarter ended
                                           January 31, 2003   January 31, 2002

 Net Income after proforma effect                  (137 146)        (127,231)
Earnings per share after proforma effect  $           (0.01)  $         0.00


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

Explanatary Note.

     This Amendment No. 1 on Form 10-QSB/A (this "Amendment") amends the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2003, originally filed on March 24, 2003 (the "Original Filing"). This Amendment is being filed to amend the financial statement footnotes to address SEC comments and certain parts of Part II of the Original Filing to clarify certain disclosures and to include certain disclosures which were inadvertently omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

     Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.



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



RESULTS FROM OPERATIONS

3 months ending January 31, 2003 and 2002

During GSI's first quarter from November 1st,2002 to January 31st, 2003, GSI USA incurred a loss of $137,146 versus a loss of $127,231 in the same period in 2001.


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


OPERATING  EXPENSES

     During the three months ended January 31, 2003, GSI USA has incurred $127,839 in operating expenses versus 144,574 for the same period in 2001. The decrease was mainly attributable to lower rent due to relocation of our corporate office


LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2003 GSI USA had $179,505 in cash. Cash used in operating activities during the three months ending January 31, 2003 was 167,888, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash used by investing activities during the period reflects additional short-term loans to GSI Canada in the amount of $41,743, which was for purchased of business equipment

     Net  Cash provided from financing activities during the period was 389,135.

     The result of all activities during the three-month period ending January 31, 2002 was a net increase of $179,505 in our cash position.


MANAGEMENT DISCUSSION AND ANALYSIS

GSI USA TECHNOLOGY


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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


On September 2001, we received a law suit from a former employee for unpaid salaries. We concluded an out of court settlement, on November 22nd, 2002, for the amount of approximately $7,750 US ($12,000 CAD) as final settlement. The $7,750 had been accrued and reflected in the October 31, 2002 financial statements.

In March 2002, a former Director, who was also an Officer in the Company, along with another employee of the Company, filed a civil action against the Company in the State of Florida alleging unpaid wages and expense reimbursements totaling approximately $225,000. The Company has not retained legal counsel but believed this complaint to be without merit and is in the process of negotiating a settlement and release agreement with these two individuals in the amount of approximately $13,000. The Company has received an oral confirmation to the $13,000 settlement and release agreement. The $13,000 had been accrued and reflected in the October 31, 2002 financial statements. The Company and these individuals have agreed to sign the settlement agreement related to this matter on February 27, 2003.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are contained in this 10-QSB:


Exhibit 99.1

CERTIFICATION

I, Gilles Addison, hereby certifie that:

I have reviewed this amended quarterly report on Form 10-QSB of GSI Technologies USA Inc.;

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

I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared; Evaluated the effectiveness of the issuer's disclosure controls and procedures as of January 31st, 2003; and Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date: October 23rd, 2003

By:  /s/  Gilles Addison
------------------------
Gilles  Addison
President and CEO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  October 23rd, 2003             GSI  TECHNOLOGIES  USA  INC.





                                         By: /s/ Gilles Addison
                                             ------------------
                                             Gilles Addison
                                             President and CEO