Form 10KSB/A
GSI TECHNOLOGIES USA INC /DE
filed 2003-11-10
CIK 1105862

UNITED STATES,

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                 FORM 10-KSB / A
                                   AMENDMENT 2
                                   -----------


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


The total number of shares of Class B Common Stock outstanding on October 31, 2002 was 26,291,023.


                                     PART I

     This Amendment No. 2 on Form 10-KSB/A (this "Amendment") amends the Company's Annual Report on Form 10-KSB for the year ended October 31, 2002, originally filed on February 5th, 2003 (the "Original Filing"). This Amendment is being filed to amend the financial statements and footnotes to address SEC comments and to clean up other parts of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

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


In June 1999, with a view to financing the enterprise and eventually going public, the owners of GSI Canada founded GSI Technologies USA Inc, a Delaware incorporated company. By August 1999, the preliminary testing of the basic server system and software package was completed, and in October 1999, GSI Canada granted GSI an exclusive master license to market and commercialize its technology. In October 1999, we successfully completed a private placement of $1,000,000 under SEC Rule 504. On February 15, 2000, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission. On August 3, 2000, we filed Form 8A to become a reporting company, and on September 13, 2000, began trading on the NASD over-the-counter bulletin board under the symbol GSITB.


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

From the same data source, spending in North America by advertising medium in 2000 comprised:

                    Advertising    $Spent     %  of
                    Medium       (Billions)   Total
                    -------------------------------
                    Television          53.9   38.6
                    Newspapers          48.1   34.4
                    Radio               18.1   13.0
                    Magazines           16.8   12.0
                    Outdoor              2.6    1.9
                    Cinema               0.1    0.1
                    -------------------------------
                    Total              139.6  100.0


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

In April 2002, GSI Canada and the Company executed an Addendum to the Master License Agreement which granted the Company the right to sell and/or issue licenses for the technology for 10 years. This addendum superseded the Master License Agreement, thereby terminating all other obligations contained in the Master License Agreement. More importantly the addendum grants the Company the right to modify and further develop the source code at the Company's sole discretion. Any such developments made by GSI Technologies USA Inc. would remain the property of the GSI Technologies USA Inc.

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

(i) Human Resources

Throughout the year, the Company downsized so that by year end, The President was the sole employee. During the year we hired consultants on an as-needed basis.

The Company believes that with a new business approach, it can attract new investor interest. Proceeds from which would be used to rebuild an executive team capable of executing the business plan, and providing investor confidence. The Company intends to be in a position to report such events in our 10-QSB filing in March 2003.


ITEM 2. DESCRIPTION OF PROPERTY

We own no real estate. In January 6th, 2000, GSI USA entered into a co-sharing leasing agreement with our affiliate GSI Canada with 2849-3930 Quebec Inc. represented by SITQ Inc. for a term of 4 years. Due to our affiliate financial difficulties and to the market crash with technologies corporations, we entered during the year 2002, in negotiations with the land-lord (SITQ) to leave the premises. Our monthly rent represented fees of approximately 20,000.00$ USD and was previously hosting 70 people. On October 8, 2002, the Company entered into a final settlement and release agreement with the SITQ whereby the Company could cancel its lease with a one time payment of approximately $44,000. This payment was made during October 2002.

In September 2002, we moved our Montreal business office to 400, St-Jacques West, Suite 500, in the City of Montreal. Our facilities are located in approximately 2,500 square feet of leased office space in Montreal. The lease expires on September 1, 2005 and provides for an annual rental of approximately $24,000.

On October 1st, 2002, the Company entered into a one year office lease for 1,600 square feet of office-warehouse space in Plattsburg for its USA Office in New York with an annual rental of approximately $12,000.

ITEM 3. LEGAL PROCEEDINGS

(1) MR. JACQUES BIRON : We remain party to one proceeding initiated by another party, Mr. Jacques Biron, against GSI Canada, GSI, our former President in the Superior Court of the Province of Quebec, District of Montreal. An amount of $98,766 in Canadian dollars has been claimed for our alleged failure to pay a commission and consequent damages relating to negotiations with GSI Canada for an acquisition. We have retained legal counsel in Montreal, Mr. Marc Cote of Labelle, Boudrault, Cote & Associates, who advises that, in his opinion, Mr. Biron's case against the company is without merit; that he has no right in law to sue GSI Technologies USA Inc.


(2) MR. ALEX ZERVAKOS: On September 2001, we received a law suit from Mr. Alex Zervakos a former employee of GSI USA. We concluded an out of court settlement, on November 22nd, 2002, for the amount of $7,750 USD as final settlement.

(3) CITY OF MONTREAL: The Company has been involved in litigation for unpaid business taxes with the City of Montreal. The litigation has been settled in the amount of approximately $23,000 USD of which $5,000 USD has been paid by October 31, 2002.

(4) SITQ, PREVIOUS LANDLORD: On October 8, 2002, the Company entered into a final settlement and release agreement with its landlord in its original downtown Montreal office whereby the Company could cancel its lease with a one time payment of approximately $44,000. This payment was made during October 2002.

(5) CVMQ: On December 15, 2000, we signed an agreement with the Quebec Securities Commission to conform to filing requirements for any sales of shares to residents of the Province. Our former President also agreed that the sale of any shares directly by himself or shares owned by companies in which he has an interest would be in conformity with the filing requirements in the jurisdiction of Quebec.

(6) FORMER DIRECTOR AND OFFICER: In March 2002, a former Director, who was also an Officer in the Company, along with another employee of the Company, filed a civil action against the Company in the State of Florida alleging unpaid wages and expense reimbursements totaling approximately $225,000. The Company has not retained legal counsel but believes this complaint is without merit and is in the process of negotiating a settlement and release agreement with these two individuals in the amount of approximately $13,000. The Company has received an oral confirmation to the $13,000 settlement and release agreement. The $13,000 has been accrued and reflected in the October 31, 2002 financial statements.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market for Common Stock


Our common stock traded in the over-the-counter market on the "OTC Bulletin Board" under the symbol GSITB from September 13, 2000 until March 2002, when it was delisted for late filing of our annual report for the period ended October 31, 2001. The Company is now current with its filings and is trading on the OTC market. Until March 5, 2002, we have provided the closing bid and ask prices and thereafter the closing sales prices. These do not include retail markups, markdowns or commissions. Nor do they represent actual transactions.

                                                CLOSING BID        CLOSING ASK
                                             -----------------  -----------------

                                              HIGH      LOW       HIGH      LOW
                                             -------  --------  --------  -------

        Fiscal Year Ended October 31,2002
First Quarter                                    .40       .07       .51      .11
Feb. 1- March 5, 2002                            .35       .09       .50      .20

                                                          CLOSING BID
                                                  ---------------------------

                                                   HIGH                LOW
                                                  -------            --------
Second Quarter                                       .45                 .05
Third Quarter                                        .05                 .05
Fourth Quarter                                      .001                .001

(b) Recent Sales of Unregistered Securities


On November 19, 2001 the Company issued 600,000 shares to a consultant for services totaling $8,000.

On November 19, 2001 the Company issued 400,000 shares to its president in settlement of payments made by the President to settle Company expenses on behalf of the Company totaling $38,995 Cdn.

On November 19, 2001 the Company issued 200,000 shares to its director for settlement of legal services performed totaling $4,000.

On November 19, 2001 the Company issued 266,000 shares for the purchase of a company in Europe. The transaction was recorded at par value since the European company had no financial history or viable operation.

On December 19, 2001 the Company issued 100,000 shares to an organization in settlement of consulting services totaling $2,000.

On July 3, 2002 the Company issued 200,000 shares to an organization in settlement of consulting services totaling $4,000.

(c) Issuance of warrants

No warrants have been issued during fiscal year 2001-2002.


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

RESULTS FROM OPERATIONS


During the fiscal year from November 1, 2001 to October 31, 2002, GSI USA incurred a loss of $1,667,839 or $0.06 per share versus a loss of $2,589,345 or
$0.12 per share in the same period in the prior year.   The current year loss
can be attributed to limited revenue generated as well as a 1.1 million loss on write off of an affiliate note receivable.


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

Operating expenses


During the current fiscal year ended October 31st, 2002, GSI USA has incurred $510,753 in operating expenses versus $1,752,839 for the same period in 2001. The decrease is attributable primarily to a drastic cut back in operations for the current year.

Other income

During the current fiscal year ending October 31st, 2002, $1,170,202 in other expenses were realized compared to $944,503 of other expenses in the prior year. These amounts are primarily attributable to the write offs of the Loss on Affiliate note receivables and advances.

Liquidity and capital resources

At October 31, 2002 GSI USA had zero cash as compared to $6,019 at October 31, 2001. Cash used in operating activities during the year ending October 31, 2002 was $252,545, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

Cash used by investing activities during the current year are comprised of purchases of property and equipment totaling $163,705. Cash provided by investing activities during the prior year reflected repayment of short-term loans to GSI Canada in the amount of $801,656.


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


During the course of 2002, GSIUS negotiated new agreements directly with suppliers to reduce our costs, while remaining a viable, stand-alone business having lost the services of GSIC. Significant downsizing at GSIUS accompanied this event, in an effort to cut costs, re-consider our business plan, and re-establish the Company's business foundation at time of turmoil in the electronic advertising industry in our core markets of the USA and Europe. An example of cost saving measures was to lease new offices facilities and move our operations from a $20,000.00 monthly rent to $2,000. Further, we didn't renew any employment contracts and negotiated our way out of consulting contracts to bring our operations to minimize expenses.


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


Our past experience allowed us to design and tailor an application plan based on pilot projects and market tests in real situation, with greater possibilities, more efficiency, more durability and stability supported and combined with upgrades of hardware and other software development available in the industry.

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

In July 2002, we completed a Letter of Intent with a Californian based Entertainment Company specialized in Internet market content. The agreement calls for the Client to install a network of full motion video plasma screens in approximately 200 preferred locations in the United States. As of year-end, we have been informed that our customer has succeeded in signing in over 100 locations and anticipates starting installation during the month of March 2003. We have negotiated a 10-year licensing agreement starting when the networks begins operations, management of the network contract and content production service agreement. There are no assurances that the Company will ever receive any revenues based upon this transaction.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

(a) Directors and Officers.

Our executive officers and directors are listed below. The term of each director is for one year.

                      Name                    Office                Age
                ------------------  ---------------------------  ---------

                Rene Arbic          Chief Executive Officer            50
                                    President and Director
                                    (Since September 18, 2001)


                Marc Cote           Director                           42
                                    (Since October 23, 2000)


                Marie El-Ahmar Eid  Secretary of the board             40
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

MARC COTE

Mr. Cote graduated in civil law from the University of Ottawa and has been a member of the Quebec Bar since 1985. Mr. Cote has been a senior partner in the Montreal law firm of Labelle Boudreault Cote & Ass. Since 1990, He currently specializes in the area of commercial law. Mr. Cote became a Board Member in October 2000.

MARIE EL-AHMAR EID

Mrs. Eid graduated from Lebanese University in Management of Networks Technologies in 1983. She occupied multiple functions at the National Bank of Canada from 1993 to 1999. In 1999, she was hired by GSI Technologies USA Inc. as an Executive Assistant to the CEO. In 2001, she was Human Resources Manager and Business Development Manager. In 2003, she became Business Development and Investor Relations Director. She became a Board Member on May 27, 2002.


(b) Section 16(a) Beneficial Ownership Reporting Compliance.

Not applicable

ITEM 10. EXECUTIVE COMPENSATION

The following table shows for the last three fiscal years, compensation awarded or paid to, or earned by, the Company's President and Chief Executive Officer.

                                                                     Long Term
                              Annual Compensation               Compensation Awards
                             ---------------------             ---------------------

                                                               Securities Underlying
Name and Principal Position    Year     Salary ($)  Bonus ($)        Options
---------------------------  ---------  ----------  ---------  ---------------------

Rene Arbic, President & CEO    2002(1)      16,129

                               2001(2)           0

(1) During fiscal year 2002, Mr. Arbic was paid $16,129 in salary. Mr. Arbic also advanced, on behalf of the Company, $38,995.55 Cdn to cover several Company expenses. Mr. Arbic agreed and received 400,000 shares in settlement of the advances and these shares were issued on November 22nd, 2001.

(2) Mr. Arbic was hired at the beginning of September 2001 and his salary was to commence in November 2001.

OPTION GRANTS IN LAST FISCAL YEAR

None

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 31, 2002, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for

     - each person known by us to own beneficially more than five (5%) percent of our outstanding common stock,

     -    each of our executive officers and directors, and

     -    all of our executive officers and directors as a group.

Each stockholder's address is c/o GSI Technologies USA Inc., 400, St-Jacques West, Suite 500, Montreal, Quebec, CANADA, H2Y 1S1.

                               Number of Shares Owned
                             --------------------------

Name                          Beneficially   % of Total
---------------------------  --------------  ----------

RENE ARBIC                         400,000          1.5
MARC COTE                          200,000            *
MARIE EL-AHMAR EID                   6,764            *
J.MICHEL DE MONTIGNY         10,123,724 (1)        38.5
CRAIG PERRY                      2,000,000          7.6


All Officers and Directors
as a Group (3 persons)             606,764          2.3

---------------------
* less than 1%

(1) Held indirectly through the ownership of : 3633730 Canada Inc. (7,754,424 shares); 3633632 Canada Inc. (745,500 shares) ; and Totalcom Inc. (287,000 shares). Also includes an aggregate of 1,336,800 shares underlying a currently convertible promissory notes held by several of these entities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From November 01, 1999 through October 31, 2001, the Company advanced funds to GSI Technologies (3529363 Canada Inc.), an affiliate of the Company in exchange for promissory notes in order to continue to develop the concept of GSITV.com, The Total Vision Network in Canada. The note has a term of one year, but has been extended indefinitely bearing interest at prime plus 2%. At October 31, 2001, the outstanding balance due from GSI Technologies (3529363 Canada Inc.) was $1,560,944 including interest and a write down of the receivable of approximately $1,034,000 due to GSI Technologies (3529363 Canada Inc.) approval from the Quebec Superior courts ratification of reorganization on October 9, 2001. During the fiscal year ended October 31, 2002, the Company made additional advances on behalf of GSI Technologies (3529363 Canada Inc.) in the amount of $130,203. At October 31, 2002, due to GSI Technologies (3529363 Canada Inc.) continued financial difficulties, the Company wrote off the remaining balance of the receivable of $1,691,147 offset by a $545,355 payable to a subsidiary wholly owned by GSI Technologies (3529363 Canada Inc.). The loss realized in the current year related to these items totaled $1,145,792.

During the course of the year the Company has retained legal services from a firm in which a director of the Company, Marc Cote, is a partner. The Company incurred $24,000 in legal fees from this firm in the current year.

On March 6, 2002 the Company signed a promissory note with a shareholder in which the shareholder advanced $20,000 to the Company during the year . At October 31, 2002 the entire promissory amount of $20,000 had been paid back to the shareholder.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   APPENDIX A

                            GSI TECHNOLOGIES USA INC.

                              FINANCIAL STATEMENTS


                                      INDEX



     Independent Auditor's Report
     Balance Sheet as of October 31, 2002 and 2001 . . . . . . . . . . . F-2

     Statements of Operations for the years ended
     October 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . F-3

     Statements of Stockholders' Equity (Deficiency)
     For the years ended October 31, 2002 and 2001 . . . . . . . . . . . F-4

     Statements of Cash Flows for the year ended
     October 31, 2002 and 200. . . . . . . . . . . . . . . . . . . . . . F-5


     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . F-6

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of GSI Technologies USA Inc.

I have audited the accompanying balance sheets of GSI Technologies USA Inc. as of October 31, 2002 and 2001 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GSI Technologies USA Inc. at October 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Mark Cohen C.P.A.
A Sole Proprietor Firm


Hollywood, Florida
January 31, 2003

                                    GSI TECHNOLOGIES USA INC.
                                          BALANCE SHEET

                                                                         October 31,     October
                                                                            2002         31, 2001
                                                                        -------------  ------------
                                          ASSETS
                                          ------

Current Assets
  Cash and cash equivalents                                             $          -   $     6,019
  Note Receivable(related party)                                                   -     1,560,944
  Other Receivables                                                                -        58,348
                                                                        -------------  ------------

    Total current assets                                                           -     1,625,311
Property and equipment, net                                                   63,302        36,248
Intangible assets, net                                                        88,611       283,567
Other assets                                                                       -        19,908
                                                                        -------------  ------------

    TOTAL ASSETS                                                             251,913     1,965,034
                                                                        =============  ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
Current Liabilities
  Accounts payable                                                           102,749       733,080
  Deferred revenue                                                                 -        17,500
  Accrued financing costs                                                     67,100
  Accrued default penalty                                                     50,000
  Accrued legal settlement                                                    20,750
  Notes payable - short term                                                 334,837        68,273
  Investment proceeds liability                                              143,623             -
  Other current liabilities                                                  126,487       176,321
                                                                        -------------  ------------

    Total current liabilities                                           $    845,546       995,174

Stockholder's Equity
  Common Stock, class A, $1.00 par value; authorized                               -             -
    5,000,000 shares; issued and outstanding none in 2002 and 2001
  Common Stock, class B, $.001 par value; authorized                          26,291        24,502
    55,000,000 shares; issued and outstanding - 26,291,023 and
    24,502,134 shares respectfully
  Paid in Capital                                                          5,220,388     5,118,419
  Accumulated deficit                                                     (5,841,289)   (4,173,450)
  Accumulated other comprehensive income
    Foreign currency translation                                                 977           388
                                                                        -------------  ------------

   Total Shareholder's Equity (Deficit)                                     (593,633)      969,859

    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                          $    251,913   $ 1,965,034
                                                                        =============  ============

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                                GSI TECHNOLOGIES USA INC.
                                 STATEMENT OF OPERATIONS
                     FOR THE YEARS ENDED OCTOBER 31ST, 2002 AND 2001

                                                            Year Ended          Year Ended
                                                         October 31, 2002    October 31, 2001
                                                        ------------------  ------------------

Revenues                                                $          23,750   $         229,793

    Cost of Sales                                                  10,634             121,797

      Gross Profit                                                 13,116             107,997

      Operating Expenses:
      Marketing                                                    17,950              92,298
    Management and administrative fees                             11,897             707,533
    Salaries and related costs                                     66,025             229,770
    Rent                                                           71,334             250,904
         Financing expense                                        182,774              15,000
           Professional fees                                       42,920              91,992
       Consulting                                                  13,165              31,914
     Depreciation                                                   3,893               3,893
     Amortization                                                  96,231              95,382
           Travel                                                       -              46,361
             Other selling, general and administrative              4,563             187,791
                                                        ------------------  ------------------
          Total operating expenses                                510,753           1,752,839

          Loss before other income (expense)                     (497,637)         (1,644,842)

Other income (expense):
       Interest income (principally related party)                                    317,275
       Interest expense (principally related party)               (33,859)           (111,596)
       Loss on Affiliate note receivable and advances          (1,145,792)         (1,033,652)
       Equity in net earnings (loss) of affiliates                      -             (25,000)
       Foreign exchange gain (loss)                                10,730             (54,562)
       Loss on disposal of assets                                  (1,280)            (36,968)

          Total other income (expense)                         (1,170,202)           (944,503)


                                                        ------------------  ------------------
Net Loss                                                       (1,667,839)         (2,589,345)
                                                        ==================  ==================

Basic weighted average common shares outstanding               26,175,802          22,403,444
                                                        ==================  ==================

Basic Loss per common share                             $           (0.06)  $           (0.12)
                                                        ==================  ==================

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                                              GSI TECHNOLOGIES USA INC.
                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                  Common Class A
                                                                ------------------                               Paid in
                                                                Shares    Amount      Shares        Amount       Capital
                                                                ------  ----------  -----------  ------------  -----------

Balance, October 31, 2000                                            -  $        -  20,543,636   $    20,544   $1,748,131

Dec 20, 2000 - sale of Class B through private placement                               125,000           125      124,875

Dec 20, 2000 - cancellation of share subscription                                      (12,000)          (12)     (13,188)

Dec 20, 2000 - cancellation warrant exercise                                           (24,764)          (25)     (27,216)

February 13, 2001 - settlement of commission payable                                    25,000            25        4,975

Apr 02, 2001 - sale of Class B through private placement                               400,000           400       99,600

Apr 02, 2001 - settlement of comission payable                                          20,000            20        4,980

May 03, 2001 - settlement of notes payable                                           2,307,900         2,308    2,971,379

August 13, 2001 - settlement of consulting fees                                          6,250             6        5,994

September 6, 2001 - settlement of advances from affiliate                            1,111,112         1,111      198,889

Net loss - 12 months ended October 31, 2001

Foreign currency translation adjustment

                                                                ------  ----------  -----------  ------------  -----------
Balance, October 31, 2001                                            -           -  24,502,134        24,502    5,118,419


Issuance of shares for consulting services                                             900,000           900       13,100

Issuance of shares for legal services                                                  200,000           200        3,800

Issuance of shares for acquisition                                                     266,000           266

Issance of shares in lieu of salaries                                                  400,000           400       38,595

Issuance of shares for settlement of miscellaneous liabilities  22,889                                    23        2,174

Shareholders settlement of financing liability                                                                     44,300

Net loss - 12 months ended October 31, 2002

Foreign currency translation adjustment

                                                                ------  ----------  -----------  ------------  -----------
Balance, October 31, 2002                                            -  $        -  26,291,023   $    26,291   $5,220,388
                                                                ======  ==========  ===========  ============  ===========


                                                                 Receivable                                    Total
                                                                 from sale    Accumulated   Comprehensive   Shareholder's
                                                                  of stock      Deficit     Income/(loss)      Equity
                                                                ------------  ------------  --------------  ------------

Balance, October 31, 2000                                       $   (13,200)  $(1,584,105)  $          386  $   171,756

Dec 20, 2000 - sale of Class B through private placement                                                        125,000

Dec 20, 2000 - cancellation of share subscription                    13,200                                           -

Dec 20, 2000 - cancellation warrant exercise                                                                    (27,240)

February 13, 2001 - settlement of commission payable                                                              5,000

Apr 02, 2001 - sale of Class B through private placement                                                        100,000

Apr 02, 2001 - settlement of comission payable                                                                    5,000

May 03, 2001 - settlement of notes payable                                                                    2,973,687

August 13, 2001 - settlement of consulting fees                                                                   6,000

September 6, 2001 - settlement of advances from affiliate                                                       200,000

Net loss - 12 months ended October 31, 2001                                                                  (2,589,345)

Foreign currency translation adjustment                                                                  2            -

                                                                ------------  ------------  --------------  ------------
Balance, October 31, 2001                                                 -    (4,173,450)             388      969,859


Issuance of shares for consulting services                                                                       14,000


Issuance of shares for legal services                                                                             4,000

Issuance of shares for acquisition                                                                                  266

Issance of shares in lieu of salaries                                                                            38,995

Issuance of shares for settlement of miscellaneous liabilities

Shareholders settlement of financing liability                                                                   44,300

Net loss - 12 months ended October 31, 2002                                    (1,667,839)                   (1,667,839)

Foreign currency translation adjustment                                                                589          589
                                                                ------------  ------------  --------------  ------------
Balance, October 31, 2002                                       $         -   $(5,841,289)  $          977  $  (593,633)
                                                                ============  ============  ==============  ============

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                                     GSI TECHNOLOGIES USA INC.
                                      STATEMENT OF CASH FLOWS


                                                                        October 31,    October 31,
                                                                           2002           2001
                                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $ (1,667,839)  $ (2,589,345)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                             100,124         99,276
  Loss on write down of affiliate note receivable and advances            1,275,995      1,033,652
  Issuance of stock for contract settlement                                       -         11,000
  Issuance of shares for consulting services                                 14,000              -
  Issuance of shares for legal services                                       4,000
  Issuance of stock in lieu of salaries                                      38,995              -
  Accrued Interest Expense (principally related party)                        4,837        107,530
  Accrued Interest Income (principally related party)                             -       (317,274)

Changes in Operating assets and liabilities:
  Receivables and other current assets                                       58,348        (39,744)
  Other assets                                                               19,908         41,196
  Accounts Payable and Accrued Liabilities                                 (100,913)       334,198
                                                                       -------------  -------------

Net cash provided by/(used in) operating activities                        (252,545)    (1,319,511)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities
  Loan Receivable, principally related parties                                    -        801,656
  Advances to affiliate - net                                              (130,203)
  Purchase of property and equipment                                        (33,502)             -
                                                                       -------------  -------------

Net cash provided by/(used in) investing activities                        (163,705)       801,656

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                                      -        118,391
  Notes payable - affiliate                                                       -        203,318
  Notes payable - third parties                                             266,609              -
  Investment proceeds                                                       143,623              -
  Sales of common stock                                                           -        197,760
                                                                       -------------  -------------

Net cash provided by/(used in) financing activities                         410,232        519,469
                                                                       -------------  -------------

Net increase (decrease) in cash and cash equivalents                         (6,019)         1,615
Cash and cash equivalents, beginning of period                                6,019          4,404
                                                                       -------------  -------------

Cash and cash equivalents, end of period                               $          0   $      6,019
                                                                       =============  =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of shares for settlement of note payables                                     3,173,687

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

Foreign Currency Translation

     Statement of operations amounts have been translated using the average exchange rates in effect for each period. Gains and losses from foreign exchange transactions have been included in the Statements of Operations. Balance sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustment has been included in the foreign currency translation adjustment, as accumulated other comprehensive income.

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

NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS

                                                            October 31, 2002    October31, 2001
                                                           ------------------  -----------------

Property and Equipment:
Furniture and fixture                                                 38,934             38,934
Computer and other equipment                                          10,581                  -
Leasehold improvements                                                22,921              2,133
Less: Accum depreciation &
amortization                                                           9,134              4,819
                              Property and equipment, net  $          63,302   $         36,248


Intangible Assets:
------------------
  License rights -                                         $         474,779   $        474,779
  (Gross amount of $800,000 acquired from affiliate and
  recorded at predecessor basis with the cost over such
  basis of $325,221 recorded as a dividend to affiliate).
  Accumulated amortization                                          (286,168)          (191,212)
                                                           ------------------  -----------------
                                                           $         188,611   $        283,567
                                                           ==================  =================

  Amortization expense for the period                                94,,956             94,956

  Estimated amortization expense for each of the five
  succeeding years
                                  Year ending October 31,
                                                     2002                                94,956
                                                     2003             94,956             94,956
                                                     2004             93,655             93,655
                                                           ------------------  -----------------
                                                                     188,611            283,567
                                                           ==================  =================

NOTE 4 - DEFERRED REVENUE

     Deferred revenues consist primarily of payments received in advance of revenue being earned under software sub-licensing contracts. Revenues from sub-licensing the master licensing agreement are recognized over the term of the sub-licensing agreement. Deferred revenues of $17,500 were reflected at October 31, 2001. These amounts were realized as revenue in the following quarter (November 2001 through January 2002).

NOTE 5 - NOTE PAYABLE

     On May 15, 2002 the Company signed a promissory note for $330,000. The term of the note is for 60 days and the rate of interest is prime plus 2%. The Company also agreed to issue 2 million shares of Class B Common Stock to the lender as part of the transaction as an origination fee which was valued at .05 per share totaling $100,000. On June 20, 2002, a shareholder of the Company indirectly forwarded to the lender 1,114,000 shares as collateral for this transaction on behalf of the Company thereby assigning 55.7% ($55,700) of the origination fee liability from the lender to the shareholder. On June 20, 2002, another shareholder of the Company directly forwarded to the lender 886,000 shares as collateral for this transaction on behalf of the Company thereby assigning 44.3% ($44,300) of the origination fee liability from the lender to the shareholder. On June 21, 2002 the Company agreed to issue 1,114,000 shares to the shareholder who advanced his shares to the lender as well as issuing an additional 222,800 for his assistance in this matter. The 222,800 were valued at ..05 per share totaling $11,140 and reflected as interest in the financial statements. At October 31, 2002, no shares had been issued to the shareholder and the origination fee liability of $55,700 as well as the additional $11,400 in accrued interest remained reflected as liabilities in the October 31, 2002 financial statements. On June 21, 2002 the Company and the other shareholder who forwarded 886,000 shares to the lender agreed that he would not receive any shares from the Company for his assistance in the matter. The Company reflected this as relieving the balance of the accrued origination fee liability with an offset to Paid in Capital in the amount of $44,300. At October 31, 2002, the note had not been paid back and the accrued interest totaled $4,837. As part of the agreement, the Company will issue an additional 1,000,000 shares as a default penalty valued at .05 per share totaling $50,000. At October 31, 2002, the Company had not issued any shares related to default penalty. The default penalty amounts have been accrued and reflected in the October 31, 2002 financial statements.

NOTE 6 - COMMITMENTS AND CONTIGENCIES

Investment agreement

     On September 10, 2002 the Company entered into an investment agreement whereby an investment group will advance up to $300,000 from September 10, 2002 through February 1, 2003. In consideration for the proceeds, the Company will issue on February 1, 2003, 6 million shares of Class B Common Stock, 2,000,000 warrants at an exercise price of $0.10 expiring January 31, 2010 and 2,000,000 warrants at an exercise price of $1.20 expiring on February 1, 2005. At October 31, 2002, $143,623 had been advanced to the Company.

Office leases

     On September 1, 2002, the Company entered into a three year office lease for its Monteal office with monthly payments approximately $2,000. On October 1, 2002, the Company entered into a one year office lease for its U.S. office with monthly payments approximately $1,000. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of October 31, 2002:

               Year ending October 31:
               2003 -    35,000
               2004 -    24,000
               2005 -    20,000
               2006  -        -
               2007 -         -
                       --------
                         79,000
                       ========

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

     On September 2001, we received a law suit from a former employee for unpaid salaries. We concluded an out of court settlement, on November 22nd, 2002, for the amount of approximately $7,750 US ($12,000 CAD) as final settlement. The $7,750 has been accrued and reflected in the October 31, 2002 financial statements.

     On October 8, 2002, the Company entered into a final settlement and release agreement with its landlord in its original downtown Montreal office whereby the Company could cancel its lease with a one time payment of approximately $44,000. This payment was made during October 2002.

     The Company has been involved in litigation for unpaid business taxes with the City of Montreal. The litigation has been settled in the amount of approximately $23,000 of which approximately $5,000 has been paid by October 31, 2002 and the remaining $18,000 due to the City of Montreal has been reflected in accounts payable at October 31, 2002.

     In March 2002, a former Director, who was also an Officer in the Company, along with another employee of the Company, filed a civil action against the Company in the State of Florida alleging unpaid wages and expense reimbursements totaling approximately $225,000. The Company has not retained legal counsel but believes this complaint is without merit and is in the process of negotiating a settlement and release agreement with these two individuals in the amount of approximately $13,000. The Company has received an oral confirmation to the $13,000 settlement and release agreement. The $13,000 has been accrued and reflected in the October 31, 2002 financial statements.

Consulting agreement

     On May 27, 2002, the Company entered into a consulting agreement with a non affiliated individual.

The agreement is for one year and the annual amount of the agreement is approximately $100,000.

NOTE 7 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $1,667,839 and $2,589,345 for the twelve months ended October 31, 2002 and 2001 respectively. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $252,545 and $1,319,511 for twelve months ended October 31, 2002 and 2001. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and forward looking business plan.


NOTE 8 - RELATED PARTY TRANSACTIONS

     Loss on write off - Note receivable and advances to affiliate From November 01, 1999 through October 31, 2001, the Company advanced funds to GSI Technologies (3529363 Canada Inc.), an affiliate of the Company in exchange for promissory notes in order to continue to develop the concept of GSITV.com, The Total Vision Network in Canada. The note has a term of one year, but has been extended indefinitely bearing interest at prime plus 2%. At October 31, 2001, the outstanding balance due from GSI Technologies (3529363 Canada Inc.) was $1,560,944 including interest and a write down of the receivable of approximately $1,034,000 due to GSI Technologies (3529363 Canada Inc.) approval from the Quebec Superior courts ratification of reorganization on October 9, 2001. During the fiscal year ended October 31, 2002, the Company made additional advances on behalf of GSI Technologies (3529363 Canada Inc.) in the amount of $130,203. At October 31, 2002, due to GSI Technologies (3529363 Canada Inc.) continued financial difficulties, the Company wrote off the remaining balance of the receivable of $1,691,147 offset by a $545,355 payable to a subsidiary wholly owned by GSI Technologies (3529363 Canada Inc.). The loss realized in the current year related to these items totaled $1,145,792.

Legal fees to Director's firm
     During the course of the year the Company has retained legal services from a firm in which a director of the Company, Marc Cote, is a partner. The Company incurred $24,000 in legal fees from this firm in the current year.

Promissory note to Shareholder
     On March 6, 2002 the Company signed a promissory note with a shareholder in which the shareholder advanced $20,000 to the Company during the year . At October 31, 2002 the entire promissory amount of $20,000 had been paid back to the shareholder.

NOTE 9- INCOME TAXES

     The provision for taxes on earnings for the years ended October 31, consist of:

                             2002       2001
                          ----------  -------
Current
  Federal                 $       -   $     -
  State                           -         -
  Foreign                         -         -
                          ----------  -------
                                  -         -

Deferred
  Federal                         -         -
  State                           -         -
  Foreign                         -         -
                          ----------  -------
                                  -         -
                          ----------  -------

                          $   -       $     -
                          ==========  =======

     At October 31, 2002, the Company has a Federal tax net operating loss ("NOL") carryforward of approximately $5,000,000, which expires at various dates through 2015.

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

     On November 19, 2001 the Company issued 600,000 shares to a consultant for services amounting totaling $8,000.

     On November 19, 2001 the Company issued 400,000 shares to its president in settlement of payments made by the President to settle Company expenses on behalf of the Company totaling $38,995 Cdn.

     On November 19, 2001 the Company issued 200,000 shares to its director for settlement of legal services performed totaling $4,000.

     On November 19, 2001 the Company issued 266,000 shares for the purchase of a company in Europe. The transaction was recorded at par value since the European company had no financial history or viable operation.

     On December 19, 2001 the Company issued 100,000 shares to an organization in settlement of consulting services totaling $2,000.

     On July 3, 2002 the Company issued 200,000 shares to an organization in settlement of consulting services totaling $4,000.

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

                                                                         Year ended     Year ended
FAS 123 "Accounting for stock based compensation                        Oct. 31, 2002  Oct. 31, 2001
                                                                        -------------  -------------
Paragraph 47 (a)
                       1.Beginning of year - outstanding
                         i. number of options/warrants                        308,333        308,333
                         ii. weighted average exercise price                     1.35           1.35
                       2. End of year - outstanding
                         i. number of options/warrants                        308,333        308,333
                         ii. weighted average exercise price                     1.35           1.35
                       3. End of year - exercisable
                         i. number of options/warrants                        308,333        308,333
                         ii. weighted average exercise price                     1.35           1.35
                       4. During the year - Granted
                         i. number of options/warrants                              0              0
                         ii. weighted average exercise price                        0              0
                       5. During the year - Exercised
                         i. number of options/warrants                              0              0
                         ii. weighted average exercise price                        0              0
                       6. During the year - Forfeited
                         i. number of options/warrants                              0              0
                         ii. weighted average exercise price                        0              0
                       7. During the year - Expired
                         i. number of options/warrants
                         ii. weighted average exercise price

Paragraph 47 (b) Weighted-average grant-date fair value of options granted during the year

     1. Exceeds market price                                                        0              0

Paragraph 47 (c) Equity instruments other than options/warrants                  none           none


Paragraph 47(d) Description of the method and significant assumptions used during the year to estimate the fair value of options:
(1)Weighted average risk-free interest rate                                      5.54%          5.54%
Weighted average expected life (in months)                                      39.00          51.00
Weighted average expected volatility                                             0.00%             0
Weighted average expected dividends                                              0.00              0

Paragraph 47(e) Total compensation cost recognized
in income for stock-based employee compensation awards.                             0              0

Paragraph 47(f) The terms of significant modifications
of outstanding awards.                                                           none           none

Paragraph 48 - Options outstanding at the date of the latest statement of financial position presented:

       1.   (a) Range of exercise prices                               $   1.10-$2.00    $1.10-$2.00
            (b) Weighted-average exercise price                                  1.35           1.35
       2.   Weighted-average remaining contractual life (in months)             39.00          51.00


                                            Year ended       Year ended
                                           Oct. 31, 2002    Oct. 31, 2001
                                          ---------------  ---------------

Net Income after proforma effect              (1,667,839)      (2,589,345)
Earnings per share after proforma effect  $        (0.06)  $        (0.12)

PART II - OTHER INFORMATION

ITEM 1. OTHER INFORMATION
-------------------------

On February the 4th, 2002, we became delinquent for late filing of our annual report 10-KSB. On March 5th, 2002, we were temporarily delisted from the OTCBB.

On March the 8th, 2002, we filed our annual 10-KSB report for period ending October 31st 2001. Since then, we have filed all of our reports on time.

In May 2002, GSI entered into a loan agreement with private party Mr. Craig Perry for a sum of $330,000.00 USD, at bearing interest of prime rate +2%.

In Fall 2002, GSI completed a loan agreement with a private investment corporation for a bridge loan of $300,000.00 USD, which could become an equity investment by spring 2003, conditional to due diligence and approval of regulatory authorities. These funds were utilized to resolve pending issues.

In December 2002, GSI entered into a loan agreement with private individual for an amount of $320,000.00 USD which could be converted into stock.

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


                          GSI  TECHNOLOGIES  USA  INC.

                          Dated: October 10, 2003



                            By:  /s/  Gilles Addison
                         --------------------------------
                                 Gilles Addison
                      President and Chief Executive Officer




                               By: /s/ Craig Perry
                       ----------------------------------
                                   Craig Perry
                              Director and Chairman




                           By : /s/ Marie El-Ahmar Eid
                 -----------------------------------------------
                               Marie El-Ahmar Eid
                             Director and Secretary




                                By : /s/ Marc Cote
                    -----------------------------------------
                                    Marc Cote
                                    Director