Form 10QSB/A
period 2003-04-30
GSI TECHNOLOGIES USA INC /DE
filed 2003-11-12
CIK 1105862

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

                         COMMISSION FILE NUMBER: 0-31229

                            GSI TECHNOLOGIES USA INC.

        (Exact name of small business issuer as specified in its charter)

                Delaware                                 65-0902449
     -------------------------------        ------------------------------------
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

                                   INDEX TO FORM 10-QSB
                                   --------------------
                           FOR THE QUARTER ENDED APRIL 30, 2003
                      ------------------------------------------------



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

                            GSI TECHNOLOGIES USA, INC.
                                  BALANCE SHEET
                                AT APRIL 30, 2003
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current Assets
    Cash                                                        $     2,005
    Receivables - net                                                44,538
    Other current assets                                              2,428
                                                                ------------

      Total current assets                                           48,971
Property and equipment, net                                         147,792
Other assets                                                          2,774
                                                                ------------

      TOTAL ASSETS                                                  199,537
                                                                ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
    Accounts payable                                                163,617
    Accrued financing costs                                          67,100
    Notes Payable                                                   648,284
    Investment proceeds liability                                   362,651
    Other current liabilities                                        88,376
                                                                ------------

      Total current liabilities                                   1,330,028

Stockholder's Equity
    Common Stock, class A, $1.00 par value; authorized                    -
       5,000,000 shares; issued and outstanding none
    Common Stock, class B, $.001 par value; authorized               29,291
       55,000,000 shares; issued and outstanding - 29,291,023
    Paid in Capital                                               5,317,388
    Accumulated deficit                                          (6,527,543)
    Accumulated other comprehensive income
         Foreign currency translation                                   373
                                                                ------------

      Total Shareholder's Equity (Deficit)                       (1,180,491)

    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                  $   149,537
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


                                         GSI TECHNOLOGIES USA INC
                                         STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                               (UNAUDITED)


                                                            Three months                Six months
                                                           ended April 30,            ended April 30,
                                                     --------------------------  --------------------------
                                                         2003          2002          2003          2002
                                                     ------------  ------------  ------------  ------------
Revenues                                             $    15,000   $         -   $    15,000   $    23,750

Cost of Sales                                                  -             -             -        10,634
                                                     ------------  ------------  ------------  ------------

Gross Profit                                              15,000             -        15,000        13,116

Operating Expenses:
       Marketing                                          27,702        16,051        29,133        24,412
       Salaries and related costs                         13,859             -        25,060        38,996
       Rent                                               15,585        13,703        24,585        51,426
       Professional fees                                  33,251         2,457        42,886         9,029
       Consulting                                        112,443             -       121,664             -
       Software development                               88,709             -       119,539             -
       Depreciation                                        3,576           973         4,656         1,947
       Amortization                                       25,278        23,845        49,017        47,691
       Loss on licensing agreement write off             141,133             -       141,133             -
       Other selling, general and administrative          89,413        19,271       121,115        47,375
                                                     ------------  ------------  ------------  ------------
          Total operating expenses                       550,949        76,300       678,787       220,876

          Loss before other income (expense)            (535,949)      (76,300)     (663,787)     (207,759)

Other income (expense):
       Interest expense (principally related party)      (13,159)       (4,417)      (22,467)       (8,759)
       Foreign exchange gain/(loss)                                    (24,529)                    (15,960)

          Total other income (expense)                   (13,159)      (28,946)      (22,467)      (24,719)


                                                     ------------  ------------  ------------  ------------
Net Loss                                                (549,108)     (105,246)     (686,254)     (232,478)
                                                     ============  ============  ============  ============

Basic weighted average common shares outstanding      28,673,045    20,788,768    27,462,294    20,689,767
                                                     ============  ============  ============  ============

Basic and diluted Loss per common share              $     (0.02)  $     (0.01)  $     (0.02)  $     (0.01)
                                                     ------------  ------------  ------------  ------------


    Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement.

                           GSI TECHNOLOGIES USA, INC.
                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                  (UNAUDITED)


                                                           For the six months
                                                             ended April 31,
                                                            2003        2002
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                        $(686,254)  $(232,479)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation and amortization                          53,673      49,638
     Issuance of stock for contract settlement                   -      38,996
     Accrued Interest Expense                                    -       8,759
     Loss on licensing agreement write off                 141,133           -

Changes in Operating assets and liabilities:
     Receivables and other current assets                  (46,966)     (4,871)
     Other assets                                           (2,774)
     Accounts Payable and Accrued Liabilities               23,869     133,939
                                                         ----------  ----------

Net cash provided by/(used in) operating activities       (517,317)     (6,019)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities
     Loan Receivable, principally related                        -           -
     parties
     Purchase of property and equipment                    (90,685)          -
                                                         ----------  ----------

Net cash provided by/(used in) investing activities        (90,685)          -

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable                                            290,980           -
  Investment proceeds                                      219,028           -
  Sales of common stock                                    100,000           -
                                                         ----------  ----------

Net cash provided by/(used in) financing activities        610,008           -
                                                         ----------  ----------

Net increase (decrease) in cash and cash                     2,005      (6,019)
equivalents
Cash and cash equivalents, beginning of period                   -       6,019
                                                         ----------  ----------

Cash and cash equivalents, end of period                 $   2,005   $      (0)
                                                         ==========  ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issaunce of 1 million shares for default payment            50,000
penalty settlement


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


NOTE  3  -  DETAILS  OF  FINANCIAL  STATEMENT  COMPONENTS

                                                                      April  30, 2003
Property and Equipment:
     Furniture and fixture                                           $         38,934
     Computer and other equipment                                              45,168
     Leasehold improvements                                                    79,020
     Less:  Accum depreciation & amortization                                  15,330
     Property and equipment, net                                     $        147,792


Intangible Assets:
     License rights     -                                            $        474,779
     (Gross amount of $800,000 acquired from affiliate and
     recorded at predecessor basis with the cost over such basis of
     $325,221   recorded as a dividend to affiliate).
     Accumulated amortization                                                (333,646)
     Loss on write down to realizable value                          $        141,133

     April 30, 2003 balance                                          $              -
       Amortization expense for the  six month period                          47,478

At April 30, 2003 the Company reviewed the carrying amount of license rights and determined that the amount of $141,133 was considered to be totally unrecoverable and exceeded its fair value by its book value. This determinations was based on its book value exceeding the sum of the undiscounted future cash flows expected to result from the assets use and disposition. The entire capitalized net amount of $141,133 for the license rights was reflected as a loss in the April 30, 2003 financial statements.

NOTE  4  -  NOTE  PAYABLE

On May 15, 2002 the Company signed a promissory note for $330,000. The term of the note is for 60 days and the rate of interest is prime plus 2%. The Company also agreed to issue 2 million shares of Class B Common Stock to the lender as part of the transaction as an origination fee which was valued at .05 per share totaling $100,000. On June 20, 2002, a shareholder of the Company indirectly forwarded to the lender 1,114,000 shares as collateral for this transaction on behalf of the Company thereby assigning 55.7% ($55,700) of the origination fee liability from the lender to the shareholder. On June 20, 2002, another shareholder of the Company directly forwarded to the lender 886,000 shares as collateral for this transaction on behalf of the Company thereby assigning 44.3% (44,300) of the origination fee liability from the lender to the shareholder. On June 21, 2002 the Company agreed to issue 1,114,000 shares to the shareholder who advanced his shares to the lender as well as issuing an additional 222,800 for his assistance in this matter. The 222,800 were valued at .05 per share totaling $11,140 and reflected as interest in the October 31, 2002 financial statements. At October 31, 2002, no shares had been issued to the shareholder and the origination fee liability of $55,700 as well as the additional $11,400 in accrued interest remained reflected as liabilities in the October 31, 2002 financial statements . On June 21, 2002 the Company and the other shareholder who forwarded 886,000 shares to the lender agreed that he would not receive any shares from the Company for his assistance in the matter. The Company reflected this as relieving the balance of the accrued origination fee liability with an offset to Paid in Capital in the amount of $44,300 in the October 31, 2002 financial statements. At October 31, 2002, the note had not been paid back and the accrued interest totaled $4,837. As part of the agreement, the Company will issue an additional 1,000,000 shares as a default penalty valued at .05 per share totaling $50,000. At October 31, 2002, the Company had not issued any shares related to default penalty. The default penalty amounts have been accrued and reflected in the October 31, 2002 financial statements. At January 31, 2003, the note had not been paid back and accrued interest for the three month period ending January 31, 2003 of $5,362 has been reflected in the financial statements. This note including all interest associated with it was $340,199 at January 31, 2003. On March 28, 2003, the Company issued 1 million shares in settlement of the default penalty. At April 30, 2003, the note had not been paid back and accrued interest for the six month period ending April 30, 2003 totaled $10,518.75. This note including all interest associated with it was $345,356 at April 30, 2003.

On December 18, 2002, the Company signed a promissory note for $440,000 CAD, approximately $290,980 USD with an unrelated party. The note bears interest of 11%. At January 31, 2003 interest of $3,946 has been accrued and reflected in the financial statements. The balance of the note, including interest, at January 31, 2003 is approximately $294,926 USD. At April 30, 2003 interest of
$11,948 has been accrued and reflected in the financial statements. The balance of the note, including all interest associated with it was $302,928.


NOTE  5  -  COMMITMENTS  AND  CONTIGENCIES

Investment agreement
On September 10, 2002 the Company entered into an investment agreement whereby an investment group will advance up to $300,000 from September 10, 2002 through February 1, 2003. In consideration for the proceeds, the Company will issue on February 1, 2003, 6 million shares of Class B Common Stock, 2,000,000 options at an exercise price of $0.10 expiring January 31, 2010 and 2,000,000 warrants at an exercise price of $1.20 expiring on February 1, 2005. At October 31, 2002, $143,623 had been advanced to the Company. During the three month period ending January 31, 2003, additional advances totaling $98,155 had been received. During the three month period ending April 30, 2003, additional advances totaling $58,222 had been received. At April 30, 2003, a total of $300,000 had been advanced to the Company. At April 30, 2003 the Company had not issued any shares to settle the investment proceeds liability.

     In November 2002, the Company entered into an investment agreement whereby an additional investment group will advance up to $125,000 from November 2002 through February 2003. In consideration for the proceeds, the Company will issue on February 1, 2003, 2.5 million shares of Class B Common Stock, 2,000,000 options at an exercise price of $0.050 expiring January 31, 2010. During the three month period ending January 31, 2003, no advances had been received. During the three month period ending April 30, 2003 advances of $62,651 had been received. At April 30, 2003 the Company had not issued any shares to settle the investment proceeds liability.

In March 2003, the Company entered into an investment agreement whereby a third investment group will advance up to $200,000 from March 2003 through April 2003. In consideration for the proceeds, the Company will issue on June 1, 2003, 2 million shares of Class B Common Stock, 500,000 options at an exercise price of $0.10 and 500,000 options at an exercise price of $0.25 expiring January 31, 2010. During the three month period ending April 30, 2003, no advances had been received.

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

     The Company has been involved in litigation for unpaid business taxes with the City of Montreal. The litigation has been settled in the amount of approximately $23,000 of which approximately $5,000 has been paid by October 31, 2002 and the remaining $18,000 due to the City of Montreal has been reflected in accounts payable at October 31, 2002. During the three month period ending January 31, 2003 no payments were made towards this debt. During the three month period ending April 30, 2003 approximately $8,000 in payments were made towards this debt. At April 30, 2003, the outstanding balance totaled approximately $10,000.

In March 2002, a former Director, who was also an Officer in the Company, along with another employee of the Company, filed a civil action against the Company in the State of Florida alleging unpaid wages and expense reimbursements totaling approximately $225,000. The Company has not retained legal counsel but believed this complaint to be without merit and is in the process of negotiating a settlement and release agreement with these two individuals in the amount of approximately $13,000. The Company has received an oral confirmation to the $13,000 settlement and release agreement. The $13,000 had been accrued and reflected in the October 31, 2002 financial statements. The Company and these individuals signed the settlement agreement related to this matter on February 27, 2003 and the company forwarded the required payment $13,000 to settle this matter.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $686,254 (unaudited) for the six months ended April 30, 2003 and a loss of $6,527,543 (unaudited) since inception. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $517,317 for the six months ended April 30, 2003. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company continues to aggressively pursue strategic alliances which will bring a cash infusion, restructuring and forward looking business plan.


NOTE 8 - RELATED PARTY TRANSACTIONS

Legal  fees  to  Director's  firm
During the six month period ending April 30, 2003, the Company has retained legal services from a firm in which a director of the Company, Marc Cote, is a partner. The Company incurred approximately $24,600 in legal fees from this firm in the six month period ending April 30, 2003.


NOTE 9 - INCOME TAXES

The provision for taxes on earnings for the six months ended April 30, 2003, consist of:

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


At April 30, 2003, the Company has a Federal tax net operating loss ("NOL") carryforward of approximately $5,000,000, which expires at various dates through 2015.

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

In March 2003 the Company issued 2 million shares in a private placement for $100,000.

In March 2003 the Company issued 1 million shares to settle accrued default payment penalties totaling $50,000.


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

                                                                                       Six months ended    Six months ended
FAS 123 "Accounting for stock based compensation                                        April 30, 2003      April 30, 2002
Paragraph 47 (a)
          1.Beginning of year - outstanding
               i. number of options/warrants                                                    308,333             308,333
               ii. weighted average exercise price                                                 1.35                1.35
          2. End of year - outstanding
               inumber of options/warrants                                                      308,333             308,333
               ii. weighted average exercise price                                                 1.35                1.35
          3. End of year - exercisable
               i. number of options/warrants                                                    308,333             308,333
               ii. weighted average exercise price                                                 1.35                1.35
          4. During the year - Granted
               i. number of options/warrants                                                          0                   0
               ii. weighted average exercise price                                                    0                   0
          5. During the year - Exercised
               i. number of options/warrants                                                          0                   0
               ii. weighted average exercise price                                                    0                   0
          6. During the year - Forfeited
               i. number of options/warrants                                                          0                   0
               ii. weighted average exercise price                                                    0                   0
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

Paragraph 47 (c) Equity instruments other than options/warrants                                    none                none

Paragraph 47(d) Description of the method and significant assumptions used during the year to estimate the fair value of options:
(1)Weighted average risk-free interest rate                                                        5.54%               5.54%
Weighted average expected life (in months)                                                        33.00               45.00
Weighted average expected volatility                                                               0.00%                  0
Weighted average expected dividends                                                                0.00                   0

Paragraph 47(e) Total compensation cost recognized in income for stock-based                          0                   0
employee compensation awards.

Paragraph 47(f) The terms of significant modifications of outstanding awards.                      none                none

Paragraph 48 - Options outstanding at the date of the latest statement of financial position presented:

          1.   (a) Range of exercise prices                                           $      1.10-$2.00   $      1.10-$2.00
               (b) Weighted-average exercise price                                                 1.35                1.35
          2.   Weighted-average remaining contractual life (in months)                            33.00               45.00


                                                                                      Six months ended    Six months ended
                                                                                      April  30, 2003     April  30, 2002
 Net Income after proforma effect                                                              (686,254)           (232,478)
Earnings per share after proforma effect                                              $           (0.01)  $            0.00

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
     -------------------------------------------------

Explanatary Note.

     This Amendment No. 1 on Form 10-QSB/A (this "Amendment") amends the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2003, originally filed on June 18, 2003 (the "Original Filing"). This Amendment is being filed to amend the financial statements and footnotes to address SEC comments and to clean up parts of Part II of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

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

RESULTS  FROM  OPERATIONS

Three and six months ending April 30, 2003 and 2002

During GSI's second quarter from February 1,2003 to April 30, 2003, GSI USA incurred a loss of $549,108 versus a loss of $105,246 in the same period in 2002. The increased loss was due to higher operating expenses, specifically consulting, software development and a loss on the Licensing Agreement writeoff.

During GSI's six month's from November 1, 2002 to April 30, 2003, GSI USA incurred a loss of $686,254 versus a loss of $232,479 in the same period in 2002. The increased loss was due to higher operating expenses, specifically consulting, software development and a loss on the Licensing Agreement writeoff.

REVENUES

     $15,000 in revenue was recognized during the current year quarter, versus zero for the same period in the prior year. This is related to sub-licensing agreements realized over the respective terms.

     $15,000 in revenue was recognized during the current year six month period versus $23,750 for the same period in the prior year. This is related to sub-licensing agreements realized over the respective terms.

OPERATING  EXPENSES

     During the three months ended April 30, 2003, GSI USA has incurred $550,949 in operating expenses versus 76,300 for the same period in 2002. The increase was mainly attributable to software costs, consulting and the write off of unamortized impaired licensing rights.

     During the six months ended April 30, 2003, GSI USA has incurred $678,787 in operating expenses versus 220,876 for the same period in 2002. The increase was mainly attributable to software costs, consulting and the write off of unamortized impaired licensing rights.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At April 30, 2003 GSI USA had $2,005 in cash. Cash used in operating activities during the six months ending April 30, 2003 was 517,317, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.

     Cash used by investing activities during the period reflects additional short-term loans to GSI Canada in the amount of $90,685, which was for purchased of business equipment

     Net  Cash provided from financing activities during the period was 610,008.

     The result of all activities during the six-month period ending April 30, 2003 was a net increase of $2,005 in our cash position.


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

          In April 2003, GSI signed a special agreement with MCSI, a publicly traded corporation specialized in Technology Integration, for the sale of 12,000 licenses to be utilized for customers such as Bank of America and Bed Bath & Beyond, etc. We are currently developing, with the participation of LTS Networks, a small form factor player at very low cost to respond to our customer's special implementation needs. Our agreement is valid for a special term of 24 months.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The Company has been involved in litigation for unpaid business taxes with the City of Montreal. The litigation has been settled in the amount of approximately $23,000 of which approximately $5,000 has been paid by October 31, 2002 and the remaining $18,000 due to the City of Montreal has been reflected in accounts payable at October 31, 2002. During the three month period ending January 31, 2003 no payments were made towards this debt. During the three month period ending April 30, 2003 approximately $8,000 in payments were made towards this debt. At April 30, 2003, the outstanding balance totaled approximately $10,000.

In March 2002, a former Director, who was also an Officer in the Company, along with another employee of the Company, filed a civil action against the Company in the State of Florida alleging unpaid wages and expense reimbursements totaling approximately $225,000. The Company has not retained legal counsel but believed this complaint to be without merit and is in the process of negotiating a settlement and release agreement with these two individuals in the amount of approximately $13,000. The Company has received an oral confirmation to the $13,000 settlement and release agreement. The $13,000 had been accrued and reflected in the October 31, 2002 financial statements. The Company and these individuals signed the settlement agreement related to this matter on February 27, 2003 and the company forwarded the required payment $13,000 to settle this matter.


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


Date:  October 23rd, 2003

/s/ Gilles Addison
-----------------------------
Gilles Addison
President & CEO

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