Form 10QSB/A
period 2003-07-31
GSI TECHNOLOGIES USA INC /DE
filed 2003-11-12
CIK 1105862

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

                           FOR THE QUARTER ENDED JULY 31, 2003
                        -----------------------------------------




                                                                                     PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheet as of July 31, 2003                                                       3

Statement of Operations for the Three and Nine Months ended July 31, 2003 and 2002      4

Statements of Cash Flows for the Nine Months ended July 31, 2003 and 2002             5-6

Notes to Financial Statements                                                          7-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Certifications

Signature

Exhibit 99.1

                            GSI TECHNOLOGIES USA, INC.
                                  BALANCE SHEET
                                AT JULY 31, 2003
                                   (UNAUDITED)

                                     ASSETS
                                     ------

Current Assets
    Cash                                                          $       707
    Receivables - net                                                  81,822
    Other current assets                                                  684
                                                                  ------------

      Total current assets                                             83,214
Property and equipment, net                                           145,682
Other assets                                                            2,453
                                                                  ------------

      TOTAL ASSETS                                                    231,349
                                                                  ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
    Accounts payable                                                  187,637
    Notes Payable (principally related party)                         403,641
    Other current liabilities                                          38,376
                                                                  ------------

      Total current liabilities                                       629,654

Stockholder's Equity
    Common Stock, class A, $1.00 par value; authorized                      -
      5,000,000 shares; issued and outstanding none
    Common Stock, class B, $.001 par value; authorized                 43,828
      55,000,000 shares; issued and outstanding - 43,827,823
    Paid in Capital                                                 6,573,903
    Accumulated deficit                                            (7,017,167)
    Accumulated other comprehensive income
      Foreign currency translation                                      1,133
                                                                  ------------


      Total Shareholder's Equity (Deficit)                           (398,304)

      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                  $   231,349
                                                                  ============


Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement.

                                         GSI TECHNOLOGIES  USA INC
                                          STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                                (UNAUDITED)

                                                           Three months                 Nine months
                                                           ended July 31,              Ended July 31,
                                                         2003          2002          2003          2002
                                                     ------------  ------------  ------------  ------------
Revenues                                             $         -   $         -   $    15,000   $    23,750

Cost of Sales                                                  -             -             -        10,634
                                                     ------------  ------------  ------------  ------------

Gross Profit                                                   -             -        15,000        13,116

Operating Expenses:
    Marketing                                             12,984             -        42,117        24,412
    Salaries and related costs                                 -             -        25,060        38,996
    Rent                                                  14,189             -        38,773        51,426
    Professional fees                                     25,188             -        68,074         9,029
    Consulting                                           162,737             -       284,400             -
    Software development                                 204,787             -       324,326             -
    Depreciation                                           4,257           973         8,913         2,920
    Amortization                                           2,001        23,845        51,018        71,537
    Loss on licensing agreement write off                      -             -       141,133             -
    Other selling, general and administrative             54,392         1,556       175,507        64,890
                                                     ------------  ------------  ------------  ------------
      Total operating expenses                           480,534        26,374     1,159,322       263,210


      Loss before other income (expense)                (480,534)      (26,374)   (1,144,322)     (250,093)

Other income (expense):

    Interest expense (principally related party)          (9,090)       (8,863)      (31,557)      (17,622)

      Total other income (expense)                        (9,090)       (8,863)      (31,557)      (17,622)

                                                     ------------  ------------  ------------  ------------
Net Loss                                                (489,624)      (35,237)   (1,175,878)     (267,715)
                                                     ============  ============  ============  ============

Basic weighted average common shares outstanding      36,862,171    25,802,134    30,622,692    22,869,528
                                                     ============  ============  ============  ============

Basic and diluted Loss per common share              $     (0.01)  $     (0.00)  $     (0.04)  $     (0.01)
                                                     ============  ============  ============  ============


Read the accompanying summary of significant accounting notes to Financial statements, which are an integral part of this financial statement

                                  GSI TECHNOLOGIES USA, INC.
                                   STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                         (UNAUDITED)

                                                                              Nine months
                                                                            ended July 31,
                                                                           2003         2002
                                                                       ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                       $(1,175,878)  $(267,715)
Net Income (Loss)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
    Depreciation and amortization                                           59,931      74,457
    Issuance of stock for contract settlement                                    -      38,996
    Issuance of stock for consulting services                               20,000
    Accrued Interest Expense                                                     -      12,179
    Loss on licensing agreement write off                                  141,133           -

Changes in Operating assets and liabilities:
    Receivables and other current assets                                   (82,506)     (4,871)
    Other assets                                                            (2,453)
    Accounts Payable and Accrued Liabilities                                 7,736     140,937
                                                                       ------------  ----------
Net cash provided by/(used in) operating activities                     (1,032,036)     (6,019)


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities
    Loan Receivable, principally related parties                                 -           -
    Purchase of property and equipment                                     (94,833)          -
                                                                       ------------  ----------
Net cash provided by/(used in) investing activities                        (94,833)          -


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable                                                            383,055           -
  Investment proceeds                                                      481,377           -
  Sales of common stock                                                    263,144           -
                                                                       ------------  ----------
Net cash provided by/(used in) financing activities                      1,127,576           -
                                                                       ------------  ----------
Net increase (decrease) in cash and cash equivalents                           707      (6,019)
Cash and cash equivalents, beginning of period                                   -       6,019
                                                                       ------------  ----------

Cash and cash equivalents, end of period                               $       707   $      (0)
                                                                       ============  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 1 million shares for default payment                            50,000


penalty settlement

Issuance of 2 million shares for settlement of note                        345,808
payable including accrued interest.

Issuance of 10.5 million shares for settlement of                          625,000
investment liability

Issuance of 1,336,800 shares for settlement of                              67,100
accrued financing cost

Purchase of 40% of LTS Networks, Inc.                                          500


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


NOTE  3  -  DETAILS  OF  FINANCIAL  STATEMENT  COMPONENTS

                                          July 31st, 2003
                                          ---------------
Property and Equipment:

Furniture and fixture                     $        38,934
Computer and other equipment                       45,168
Leasehold improvements                             83,168
Less:  Accum depreciation & amortization           21,588
                                          ---------------
    Property and equipment, net           $       145,682
                                          ===============

NOTE  3  -  DETAILS  OF  FINANCIAL  STATEMENT  COMPONENTS  (CONTINUED):

Intangible Assets:
     License rights                                  $ 474,779
     (Gross amount of $800,000 acquired from
     affiliate and recorded at
     predecessor basis
     with the cost over such basis of $325,221
     recorded as a dividend to affiliate).
     Accumulated amortization                         (333,646)
     Loss on write down to realizable value           (141,133)
     July 31, 2003 balance                           $       -

     Amortization expense for the nine month period     47,478

     At April 30, 2003 the Company reviewed the carrying amount of license rights and determined that the amount of $141,133 was considered to be totally unrecoverable and exceeded its fair value by its book value. This determinations was based on its book value exceeding the sum of the undiscounted future cash flows expected to result from the assets use and disposition. The entire capitalized net amount of $141,133 for the license rights has been reflected as a loss in the current year interim financial statements.


NOTE  4  -  NOTES  PAYABLE

On May 15, 2002 the Company signed a promissory note for $330,000. The term of the note is for 60 days and the rate of interest is prime plus 2%. The Company also agreed to issue 2 million shares of Class B Common Stock to the lender as part of the transaction as an origination fee which was valued at .05 per share totaling $100,000. On June 20, 2002, a shareholder of the Company indirectly forwarded to the lender 1,114,000 shares as collateral for this transaction on behalf of the Company thereby assigning 55.7% ($55,700) of the origination fee liability from the lender to the shareholder. On June 20, 2002, another shareholder of the Company directly forwarded to the lender 886,000 shares as collateral for this transaction on behalf of the Company thereby assigning 44.3% (44,300) of the origination fee liability from the lender to the shareholder. On June 21, 2002 the Company agreed to issue 1,114,000 shares to the shareholder who advanced his shares to the lender as well as issuing an additional 222,800 for his assistance in this matter. The 222,800 were valued at .05 per share totaling $11,140 and reflected as interest in the October 31, 2002 financial statements. At October 31, 2002, no shares had been issued to the shareholder and the origination fee liability of $55,700 as well as the additional $11,400 in accrued interest remained reflected as liabilities in the October 31, 2002 financial statements . On June 21, 2002 the Company and the other shareholder who forwarded 886,000 shares to the lender agreed that he would not receive any shares from the Company for his assistance in the matter. The Company reflected this as relieving the balance of the accrued origination fee liability with an offset to Paid in Capital in the amount of $44,300 in the October 31, 2002 financial statements. At October 31, 2002, the note had not been paid back and the accrued interest totaled $4,837. As part of the agreement, the Company will issue an additional 1,000,000 shares as a default penalty valued at .05 per share totaling $50,000. At October 31, 2002, the Company had not issued any shares related to default penalty. The default penalty amounts have been accrued and reflected in the October 31, 2002 financial statements. At January 31, 2003, the note had not been paid back and accrued interest for the three month period ending January 31, 2003 of $5,362 has been reflected in the financial statements. This note including all interest associated with it was $340,199 at January 31, 2003. On March 28, 2003, the Company issued 1 million shares in settlement of the default penalty. At April 30, 2003, the note had not been paid back and accrued interest for the six month period ending April 30, 2003 totaled $10,519. This note including all interest associated with it was $345,356 at April 30, 2003. In May 2003 the Company received an additional $163,144 in investment proceeds and issued 2 million shares, 500,000 warrants exercisable at $0.25 and 516,000 warrants exercisable at $1.00 for settlement of the additional proceeds of $163,144 as well as the original principal amount of $330,000 and accrued interest of $15,808 totaling $345,808.

On December 18, 2002, the Company signed a promissory note for $440,000 CAD, approximately $290,980 USD with an unrelated party. The note bears interest of 11%. At January 31, 2003 interest of $3,946 has been accrued and reflected in the financial statements. The balance of the note, including interest, at January 31, 2003 is approximately $294,926 USD. At April 30, 2003 interest of
$11,948 has been accrued and reflected in the financial statements. The balance of the note, including all interest associated with it was approximately $302,928 USD at April 30th 2003. At July 30, 2003 interest of $19,950 has been accrued and reflected in the financial statements. The balance of the note, including all interest associated with it was approximately $310,930 USD at July 31th 2003.

On June 19, 2003 the Company signed a promissory note for $100,000 USD with an unrelated party. The note bears interest of prime plus 2 percent and the term is one year. The Company has received $92,075 at July 31, 2003. At July 31, 2003, interest of $636 has been accrued and reflected in the financial statements. The balance of the note, including interest at July 31, 2003 is $92,711.

NOTE  5  -  COMMITMENTS  AND  CONTIGENCIES

Investment agreement
     On September 10, 2002 the Company entered into an investment agreement whereby an investment group will advance up to $300,000 from September 10, 2002 through February 1, 2003. In consideration for the proceeds, the Company will issue on February 1, 2003, 6 million shares of Class B Common Stock, 2,000,000 options at an exercise price of $0.10 expiring January 31, 2010 and 2,000,000 warrants at an exercise price of $1.20 expiring on February 1, 2005. At October 31, 2002, $143,623 had been advanced to the Company. During the three month period ending January 31, 2003, additional advances totaling $98,155 had been received. During the three month period ending April 30, 2003, additional advances totaling $58,222 had been received. At April 30, 2003, a total of $300,000 had been advanced to the Company. At April 30, 2003 the Company had not issued any shares to settle the investment proceeds liability. On June 19, 2003 the Company issued 6 million shares of Class B Common Stock, 2 million warrants exercisable $0.10 and 2 million warrants exercisable at $1.20 to settle the investment proceeds liability of $300,000.

     In November 2002, the Company entered into an investment agreement whereby an additional investment group will advance up to $125,000 from November 2002 through February 2003. In consideration for the proceeds, the Company will issue on February 1, 2003, 2.5 million shares of Class B Common Stock, 2,000,000 options at an exercise price of $0.050 expiring January 31, 2010. During the three month period ending January 31, 2003, no advances had been received. During the three month period ending April 30, 2003 advances of $62,651 had been received. At April 30, 2003 the Company had not issued any shares to settle the investment proceeds liability. From May 1, 2003 to June 19, 2003 advances of $62,349 had been received. On June 19, 2003 the Company issued 2.5 million shares of Class B Common Stock and 2 million warrants to settle the investment proceeds liability of $125,000.

NOTE  5  -  COMMITMENTS  AND  CONTIGENCIES  (CONTINUED):

     In March 2003, the Company entered into an investment agreement whereby a third investment group will advance up to $200,000 from March 2003 through April 2003. In consideration for the proceeds, the Company will issue on June 1, 2003, 2 million shares of Class B Common Stock, 500,000 options at an exercise price of $0.10 and 500,000 options at an exercise price of $0.25 expiring January 31, 2010. During the three month period ending April 30, 2003, no advances had been received. From May 1, 2003 to June 19, 2003 advances of $20,000 had been received. On June 19, 2003 the Company issued 2 million shares of Class B Common Stock and 1 million warrants to settle the investment proceeds liability of $200,000.

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

     The Company has been involved in litigation for unpaid business taxes with the City of Montreal. The litigation has been settled in the amount of approximately $23,000 of which approximately $5,000 has been paid by October 31, 2002 and the remaining $18,000 due to the City of Montreal has been reflected in accounts payable at October 31, 2002. During the three month period ending January 31, 2003 no payments were made towards this debt. During the three month period ending April 30, 2003 approximately $8,000 in payments were made towards this debt. At April 30, 2003, the outstanding balance totaled approximately $10,000. During the three month period ending July 31, 2003, approximately $10,000 in payments were made towards this debt and the balance at July 31, 2003 was zero.

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

NOTE  5  -  COMMITMENTS  AND  CONTIGENCIES  (CONTINUED):

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $1,175,878 (unaudited) for the nine months ended July 31, 2003 and a loss of $7,017,167 (unaudited) since inception. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $1,032,036 for the nine months ended July 31, 2003. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company continues to aggressively pursue strategic alliances which will bring a cash infusion, restructuring and forward looking business plan.


NOTE 8 - RELATED PARTY TRANSACTIONS

Legal  fees  to  Director's  firm
During the nine month period ending July 31, 2003, the Company has retained legal services from a firm in which a director of the Company, Marc Cote, is a partner. The Company incurred approximately $28,800 in legal fees from this firm in the nine month period ending July 31, 2003 .

NOTE 9 - INCOME TAXES

The provision for taxes on earnings for the nine months ended July 31, 2003, consist of:

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

At July 31, 2003, the Company has a Federal tax net operating loss ("NOL") carryforward of approximately $6,000,000, which expires at various dates through 2015.

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

     In March 2003 the Company issued 2 million shares of Class B common stock in a private placement for $100,000.

     In March 2003 the Company issued 1 million shares of Class B common stock to settle accrued default payment penalties totaling $50,000.

     In May 2003, the Company issued 2 million shares of Class B common stock to settle a note payable in the amount of $345,808 which includes all accrued interest and an additional receipt of proceeds in the amount of $163,144.

     In June 2003, the Company issued 10.5 million shares of Class B common stock to settle an investment proceeds liabilities of $625,000.

     In June 2003, the Company issued 200,000 shares of Class B common stock for consulting services.

     In June 2003, the Company issued 1,336,800 shares of Class B common stock for settlement of an accrued financing cost liability

     In June 2003, the Company issued 500,000 shares of Class B common stock for the purchase of 40% of LTS Networks.

NOTE  11  -  WARRANTS  AND  OPTIONS

     In May 2003, the Company issued 500,000 warrants exercisable at $0.25 and 516,000 warrants exercisable at $1.00 in connection to settle a note payable in the amount of $345,808 which includes all accrued interest and an additional receipt of proceeds in the amount of $163,144.

     In June 2003, the Company issued 2 million warrants exercisable at $1.20, 500,000 warrants exercisable at $0.25, 2.5 million warrants exercisable at $0.10 and 2 million warrants exercisable at $0.05 in connection to settle an investment proceeds liabilities of $625,000.

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

NOTE  11  -  WARRANTS  AND  OPTIONS  (CONTINUED)

                                                                                      Nine months ended    Nine months ended
FAS 123 "Accounting for stock based compensation                                        July 31, 2003        July 31, 2002
Paragraph 47 (a)
     1.Beginning of year - outstanding
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

Paragraph 47 (c) Equity instruments other than options/warrants                                    none                 none


Paragraph 47(d) Description of the method and significant assumptions used during the year to estimate the fair value of options:
(1)Weighted average risk-free interest rate                                                        5.54%                5.54%
Weighted average expected life (in months)                                                        30.00                42.00
Weighted average expected volatility                                                               0.00%                   0
Weighted average expected dividends                                                                0.00                    0

Paragraph 47(e) Total compensation cost recognized in income for stock-based                          0                    0
employee compensation awards.

Paragraph 47(f) The terms of significant modifications of outstanding awards.                      none                 none

Paragraph 48 - Options outstanding at the date of the lateststatement of financial position presented:

     1.   (a)  Range of exercise prices                                              $       1.10-$2.00   $       1.10-$2.00
          (b)  Weighted-average exercise price                                                     1.35                 1.35
     2.   Weighted-average remaining contractual life (in months)                                 30.00                42.00



                                                                                      Nine months ended    Nine months ended
                                                                                        July 31, 2003        July 31, 2002
 Net Income after proforma effect                                                            (1,175,878)            (267,715)
Earnings per share after proforma effect                                             $            (0.04)  $             0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

Explanatary Note.

     This  Amendment  No.  1  on  Form  10-QSB/A  (this  "Amendment") amends the
Company's Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2003, originally filed on September 22, 2003 (the "Original Filing"). This Amendment is being filed to amend the financial statements and footnotes to address SEC comments and to clean up parts of Part II of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

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

RESULTS  FROM  OPERATIONS

Three and nine months ending July 31, 2003 and 2002

During GSI's third quarter from May 1,2003 to July 31, 2003, GSI USA incurred a loss of $489,624 versus a loss of $35,237 in the same period in 2002. The increased loss was due to higher operating expenses, specifically consulting and software development.

During GSI's nine month's from November 1, 2002 to July 31, 2003, GSI USA incurred a loss of

$1,175,878 versus a loss of $267,715 in the same period in 2002. The increased loss was due to higher operating expenses, specifically consulting, software development and a loss on the Licensing Agreement writeoff.

REVENUES

     Zero in revenue was recognized during the current year quarter, versus zero for the same period in the prior year.

$15,000 in revenue was recognized during the current year nine month period versus $23,750 for the same period in the prior year. This is related to sub-licensing agreements realized over the respective terms.

OPERATING  EXPENSES

     During the three months ended July 31, 2003, GSI USA has incurred $480,534 in operating expenses versus 26,374 for the same period in 2002. The increase was mainly attributable to marketing, software costs and consulting.

During the nine months ended July 31, 2003, GSI USA has incurred $1,159,322 in operating expenses versus 263,210 for the same period in 2002. The increase was mainly attributable to marketing, software costs, consulting and the write off of unamortized impaired licensing rights.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At July 31, 2003 GSI USA had $707 in cash. Cash used in operating activities during the six months ending April 30, 2003 was 1,032,036, which was mainly attributable to the net cash loss from operations plus changes in net operating assets and liabilities.


     Net Cash used in investing activities during the period was $94,833 for property and equipment.

     Net Cash provided from financing activities during the period was 1,127,576.

     The result of all activities during the nine-month period ending January 31, 2002 was a net increase of $707 in our cash position.


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

            We are currently negotiating the sale of approximately 600 units including Polaroid 42" Digital plasma screens, compact computers and DMLS software licenses. If concluded on the proposed terms we expect to make an approximate gross profit in excess of $500,000 on these sales. No assurance can be given that the negotiations will result in any sale or that we will ultimately make any profit on this transaction.

     In May 2003, the Company issued 2 million shares of Class B common stock to settle a note payable in the amount of $345,808 which includes all accrued interest and an additional receipt of proceeds in the amount of $163,144.

     In June 2003, the Company issued 10.5 million shares of Class B common stock to settle an investment proceeds liabilities of $625,000.

     In June 2003, the Company issued 200,000 shares of Class B common stock for consulting services.

     In June 2003, the Company issued 1,336,800 shares of Class B common stock for settlement of an accrued financing cost liability

     In June 2003, the Company issued 500,000 shares of Class B common stock for the purchase of 40% of LTS Networks.

MANAGEMENT

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