Form 10KSB
period 2003-10-31
GSI TECHNOLOGIES USA INC /DE
filed 2004-02-04
CIK 1105862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2003

                           Commission File No. 0-31229

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 1II of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The Registrant's revenues for its most recent fiscal year were $15,909.00.

The aggregate market value for the voting and non-voting common equity held by non-affiliates can not be determined since there is no active trading market for the Registrant's Common equity.

The total number of shares of Class B Common Stock outstanding as of January 12, 2004 was 45,625,823.

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

ITEM 1. DESCRIPTION OF BUSINESS


DEVELOPMENT OF THE COMPANY

          In July 1998 a group of investors, including a group of companies controlled by Mr. J. Michel de Montigny, purchased control of I.B.C. Corporation, a Delaware publicly traded corporation. In October of 1999, our name was changed to GSI Technologies USA Inc.

          Mr. J. Michel de Montigny was also the founder and controlling shareholder of 3529363 Canada Inc. (GSI Canada). Mr. de Montigny was also an executive officer and director of GSI Canada and GSI Technologies USA Inc. (GSI
USA).

          GSI Canada had developed expertise and software relating to the management of digital display devices used as an advertising medium to reach the out-of-home market. The out-of-home advertising market refers to the attempt by advertisers to have their messages seen by people in the public forum. For example, electronic billboard messages on buildings or in sporting arenas and electronic signs on the top of taxicabs or the sides of busses and on bus stops. The idea is that inasmuch as most people spend much of their day out their houses, the traditional format of reaching people in their homes through television, radio and magazine ads limits the advertisers reach to the limited time when people are in their homes and using these mediums. However, out-of-home advertising is not so limited and their messages can be broadcast constantly and are virtually unavoidable by people out on the street.

          The original vision was for GSI Canada to undertake the R&D and develop the software and related technologies such as e-commerce and interactive solutions and for GSI USA to exclusively market the products and provide the services such as managed services, integration and installation. To that extent, in October 1999, GSI USA was granted an exclusive Master Licensing Agreement, by GSI Canada, to market, sell and commercially exploit the knowledge and the developed software owned by GSI Canada. The software allows the advertising message to be broadcast to any number of display screens simultaneously and allows the operator to change the message in near real time.

          In 2000 and 2001, GSI USA made efforts to commercially exploit the software and expertise to the Out-of- Home advertising Industry with only minimal commercial success measured by the limited number of licenses sold during this period of time.

          On April 18, 2001, Mr. de Montigny resigned from his position as Chairman of the Board of Directors of GSI USA and Mr. Rene Arbic was nominated as the new Chairman.

          In May 2001, GSI Canada was placed under bankruptcy protection and on August 15, 2001, GSI Canada began to restructure its operations by closing down all of its divisions and maintaining strictly R&D personal and development staff. In February 2002, GSI Canada laid off the remainder of its R&D staff and ceased its Research and Development activities. Thus, GSI USA lost access to GSI

Canada's development and technical staff and knowledge base. However, GSI USA gained control of the intellectual property previously licensed from GSI Canada pursuant to the terms of the Master Licensing Agreement, as amended. As of January 2004, GSI Canada had not yet emerged from bankruptcy.

          On September 7, 2001, Mr. de Montigny resigned from his position as President and CEO of GSI USA for health reasons and the Board of Directors nominated Mr. Rene Arbic as the new President and CEO of GSI USA.

          In the period from January 2001 to October of 2001, due to lack of funds, GSI USA laid off its entire staff except for its President/CEO.

          In April 2002, GSI Canada and GSI USA executed an Addendum to the Master License Agreement which granted GSI USA the right to sell and/or issue licenses for the use of MMP for 10 years. This addendum superseded all other obligations contained in the Master License Agreement. More importantly, the addendum granted GSI USA the right to modify and further develop the source code at GSI USA's sole discretion. Any such developments made by GSI USA would remain the property of the GSI USA.

          Throughout 2002 and early 2003, we attempted to find financing to rebuild our infrastructure and develop a new generation of products. These attempts resulted in the acquisition of both debt and equity financing as detailed below in the MD&A section under the sub caption "Liquidity and Capital Resources". During this period, we were also able to negotiate several reductions in fixed expenses. Most notably, we negotiated an early release of our leasing obligations, where we stand to save approximately $700,000 over 3 years.

          On February 7, 2003, Mr. Rene Arbic resigned from his position as our President and Chief Executive Officer and on April 25, 2003, he resigned from his position as Chairman of the Board.

          On April 28, 2003, the Board of Directors appointed Mr. Craig Perry, who is currently General Manager of InMetal and a shareholder of GSI USA, to the Board of Directors. Mr. Perry was elected Chairman of the Board on May 20,
2003. On June 16, 2003, The Board of Directors appointed Mr. Gilles Addison to the position of President and Chief Executive Officer.

          On June 9, 2003, a control block of GSI USA owned by Immobiliare, Gestion J.M.d.M and Totalcom Inc., all controlled by Mr. J. Michel de Montigny, founder and former CEO of GSI USA, was sold in a private transaction to 4136306 Canada Inc., a Canadian Investment corporation. As a result, Mr. de Montigny was no longer an officer, director or control shareholder of GSI USA.


OUR  BUSINESS

          We operate within the overall Information and Communication Technology
(ICT) field, offering software, hardware and related services to manage dynamic and efficient communications networks. The information delivered can be advertising messages targeted to consumers while out of their homes or messages of more general interest like traffic and weather information.

          We offer solutions principally for media operators, advertisers and others seeking to reach the greatest number of "viewers per day" at the street level. Street level advertising is the strategic placement of signage, so it is readily visible to pedestrians and motorists. In addition to addressing potential consumers in busy urban and suburban settings, public service messages can also be conveyed using our technology.

     INITIAL  PRODUCT  OFFERINGS

          We initially began offering products and services for sale in 2000. Our product offerings at that time included both software to manage a digital signage network and related hardware such as installed screens, displays or kiosks. In addition, we also owned and operated our own network of digital signage kiosks. The software products were offered pursuant to a Master License agreement with GSI Canada, the creator of the initial software, Multi Media Pack, or in short as MMP. The hardware products were purchased for resale from various brand name manufacturers on an as needed basis. The Kiosk products were designed and built by GSI Canada. Our product offerings consisted of the following items:

     (1)Software Digital Signage Network Management Software (the MMP software licensed from GSI Canada)

     (2)Hardware   Player PC
                   Servers and Server Racks
                   Displays (plasma, LCD, LED or plain TV set)
                   Network Hardware (switch, routers, cables etc.)
     Kiosks        Custom Manufacturing


     INITIAL  SERVICES

     At that time we also offered value-added services such as the integration of network services and the ability to deal with hardware suppliers to integrate and install computers and screens (plasma, LCD, LED or plain TV set). In other words, if a client came to us with an idea about something he would like to do, we would problem solve the matter and design an integrated solution, including managed services, which would allow the client to reach his goal. In cases where clients did not need any of our software or hardware products, we were still available to provide consulting services for operators to develop digital signage networks. Our services offerings consisted of the following:

     Managed Services
             Application Service Provider
             Hosting
             Network Management and Monitoring
             Graphic Conversion
             Content Scheduling

     Integration and Installation
     Digital Signage Network Development


     CURRENT PRODUCT & SERVICES

     To address the changing market and technology landscape, in late 2002, we initiated a comprehensive review of our position in the industry. During this exercise we drew upon the collective experiences of various individuals we believed to be knowledgeable about the industry. We concluded that, in order to be in the forefront of the industry, we would have to narrow our business focus and develop an entirely new software package.

     As part of our comprehensive review, we decided to re-evaluate our core product, the MMP software, to which we acquired certain rights under the Master Licensing Agreement and its addendum with GSI Canada. We hired LTS Networks Inc., a local networking and software development firm, to perform a technical review of the software code. Their report recommended that we rework the architecture of the product to take advantage of the latest development tools, database tools and networking technologies to ensure that the product would be up to date and as technically advanced as possible. If undertaken, it was believed that our new product would also be well positioned for growth and enhancement in the future.

     As a result of their report, we hired LTS Networks to build for us a next generation product, based on our design, to offer to the Out-of-Home advertising industry. We solicited the assistance of Mr. de Montigny to leverage his past experience with the Advertising and Media industry to work with LTS to design the functional requirements for the new software. It was anticipated that the new software would differ from the previous product in several key ways. The programming language would be different; the software design and architecture would be different; and the new product would pay close attention to standards, such as the Human Interface Guidelines and Data Warehouse Standards. Human Interface Guidelines are a set of Graphical User Interface design policies dictated by Microsoft that create a common application "feel", thereby reducing the time required for a user to learn a new application. Data Warehousing is the practice of keeping a copy of all transaction data. This transaction data is specifically structured for querying and reporting.

     We proceeded to implement this project and the resulting newly developed proprietary software product was released on October 1, 2003. The product is being marketed under the name of Digital Media Logistics Suite, or DMLS.

     In June 2003, we signed an agreement to purchase a 40% equity interest in LTS Networks for 500,000 shares. The closing of this purchase was contingent upon GSI USA meeting certain conditions, most notably the obligation to deliver registered shares. On January 9, 2004, we withdrew a registration statement which was to register, among other things shares for the LTS purchase and consequently, the shareholders of LTS, prior to closing, cancelled the transaction, pursuant to clause 4(d) of the said agreement. Prior thereto, there was no affiliation between us and LTS and the only relationship was that LTS provided us with software development services through Purchase Orders on an as required basis at standard market rates. As a result of the cancellation, this continues to be our arrangement with LTS.

     In early 2003, as a result of the re-evaluation of our core product, the changing market and technology landscape as well as the review of our position in the industry, we changed our Product and Services Offering. Our main focus will now be to develop and sell a network based digital signage management software solution. We will also offer different levels of Network Managed Services from simple hosting services to full network managed services. These services will be provided from time to time by LTS Networks, through sub-contractual agreement on a case by case basis, based upon each customer's needs and specific requirements. We will also offer a purpose built commodity PC that has been designed and tested for maximum performance at a low cost.
This  product  will  be  marketed  as  DML  Messenger.

     We will also, in some cases, offer some related hardware through our agreement with Petters Group which provides for us to act as a non-exclusive sales representative in the United States, Canada and Mexico in regards to their new suite of Digital Displays Products, branded under the name of Polaroid.

     We will no longer supply or manufacture kiosks or design/develop networks. We will continue to leverage our market knowledge by providing strategic consulting services for operators of digital signage networks.

     Our current product offerings are:

     Software Digital Signage Network Management Software (DMLS is proprietary to GSI Technologies USA Inc.)
     Hardware     Player PC (DML Messenger)
                  Displays

     Our current services are:

     Managed Services
             Application Service Provider
             Hosting

             Network Management and Monitoring
             Strategic consulting services

     We also revised our pricing and licensing structure. We will now sell and distribute our new software product on a per player software license basis. This is a significant departure from our previous revenue model of territorial licensing as we believe it better reflects the standard pricing and licensing model for our industry. This will make our solution more competitive because our clients will more readily be able to compare our products' cost and value to those of our competitors.


THE TECHNOLOGY

     Since 2000, the industry has been working to solve deployment and business issues relating to the operation of large scale commercial digital signage networks. These issues include advertising effectiveness monitoring, display device reliability, cost and capability of player software and the lack of appropriate software solutions.

     Our new proprietary software: DMLS is designed to meet the Out-of-Home industry's business and operational needs in digital advertising. The product's development was based on the perceived needs of the industry following discussions with potential users and the experience of our management.

     DMLS 3.0 is comprised of three major component applications. They are Digital Media Server (DMS), Digital Media Administrator (DMA) and Digital Media Player (DMP). They are designed around the concept of providing network based distribution of digital images for advertising and information on multiple digital display devices.

     Based on extensive integrated testing and current field deployment, we believe that DMLS will provide a robust commercial solution for the Digital Signage industry enabling operators to manage large or small networks of digital signs from a remote location with full capability to control the content and the play schedule for each independent site. Our products are built to operate on many platforms and can adapt to any ICT infrastructure, such as Satellite, Cable, or DSL. Our systems are designed to manage media content in all standard formats for video files, including MPEG-2, MPEG-4, Flash and AVI.

DIGITAL MEDIA LOGISTICS SUITE (DMLS):

     DMLS is a sophisticated, secure solution for dynamic digital signage network management and display. DMLS offers dynamic scheduling and content changes through its component applications. Designed to be scalable, secure, extendable and flexible, DMLS is platform independent and is designed to work with most modern databases such as Oracle or Microsoft SQL Server. DMLS supports most common media file types (CODEC). The Suite is designed to operate on Windows, Linux and other UNIX based systems. DMLS is designed to manage large multi-display networks all over the world from either a single or multiple control centers, via the Internet, resulting in complete freedom of operation.

     DMLS is designed to operate in most common infrastructure environments that a company may be working with and to handle commercial Out-of-Home advertising and communications' requirements. The components applications of the suite are as follows:

     -    GSI  DIGITAL  MEDIA  ADMINISTRATOR  (DMA)

          DMA is a simple administration tool which allows users to easily manage their clients and campaigns for advertisements, infomercials, infotainment and other creative displays. Users can import their media display statistics into whichever analysis tool they choose (Business Objects, MicroStrategy, Cognos, Excel reports, etc.) and study the effectiveness of their digital signage campaign.

     -    GSI  DIGITAL  MEDIA  PLAYER  (DMP)

          DMP displays scheduled media content to single or multiple display devices.

     -    GSI  DIGITAL  MEDIA  SERVER  (DMS)

          DMS brokers media and play schedules to single or multiple players either standalone or across any network.

COMPETITION

     The advertising markets that we are entering are very competitive. Some of our competitors have certain advantages including substantially greater financial, technical and marketing resources; greater name recognition; and more established relationships in the industry and may utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, and devote greater resources to the marketing and sale of their products.

     The market for digital signage management software has existed for a few years now but still remains somewhat small with few large-scale deployments that we are aware off. Poised to take off substantially in the late 90's and early 2000's, it suffered a setback with the technology market downturn and the reduction in technology investment.

     As such, we perceive this to still be an emerging market with various offerings from the companies involved in the field. We estimate the number of direct competitors at around thirty (30) companies, most of them located in North America. However, several of them are to be considered as integrators, pulling in software and hardware solutions to meet their customers' deployment requirements, rather than software suppliers. Under our old business model and product/services offering, these companies would have been considered competitors; however under our new business model and product/services offering we consider them potential clients.

     In the field of software developer/supplier, our in-house marketing research has identified only a few companies involved solely or mainly with the development of a vertical market Digital Network Management Solutions. These companies are: SCALA, FRED, Advanced Digital Signage (ADS), Bluepoint Technologies, Digital eMedia and Navori. We consider these companies to be our direct competitors.

     Barriers to entry in this field are not based solely on the capacity of a group of software designers to develop effective software but rather on the knowledge of the market's needs. Our strength resides in our 5 years experience in the advertising field, gained by virtue of continuous contact with customers in the industry, our management's experience and the relationships built over the years with industry players. Based on this knowledge and comments from the industry, we believe we are capable of designing a precise and efficient solution to meet the needs of the operators of the digital signage network industry.

     The markets for our proposed products are characterized by rapidly changing technology and evolving industry standards. Accordingly, our ability to compete will depend upon our ability to continually enhance and improve our software and our display products. There can be no assurance that we will be able to compete successfully, that competitors will not develop technologies or products that render our products obsolete or less marketable or that we will be able to successfully enhance our products or develop new products.

     GSI USA is positioned as the provider of one of the most cost-effective and flexible solutions for Digital Signage Network deployment. Unlike most competitors, our Digital Media Logistics Suite 3.1 (DMLS 3.1) product closely follows the workflow of the media buying/advertising industry. The application also enables clients to enter the market at a low cost, allowing them to seamlessly migrate to more expensive tools as they grow. (e.g., they can deploy on Linux and Postgres SQL and later migrate to products like Oracle on Solaris).

     GSI USA has competitively positioned itself to provide the market with a "high-end" application for digital signage networks at a lower price point.

     Its core product Digital Media Logistics Suite 3.1 is designed to be more versatile, secure, scalable and compatible then other industry-related devices or competing products on the market. This combination of top quality at a competitive price was achieved due to the innovative approach to enterprise-scale software engineering and the use of advanced development techniques.


The unique competitive advantages of DMLS 3.1 are:

     - It can be deployed on a number of platforms including Linux, Windows and Unix, thus facilitating IT shops' learning curve and increasing comfort levels;
     - It was developed using Rapid Application Development methods, advanced design patterns and architectural best practices, therefore it is easily upgradeable to accommodate the latest market changes
     - It can use most modern relational databases, once again making it easy to deploy, as IT shops can pick any database they feel comfortable with (which reduces deployment and training time/costs, increases potential client base)
     - It uses data warehousing standards, which makes its data minable, adding a great value to the database
     - It can be easily integrated into most media planning, billing and accounting software, thereby further reducing costs and streamlining the operation
     - It integrates and aggregates existing media formats, no proprietary formats or tools are required


THE DYNAMIC DIGITAL SIGNAGE (DDS) MARKET

     Based upon our knowledge of the industry, we believe the potential market for our products has significant opportunities for growth. The advertising industry, for example, is currently challenged and is looking for new ways to reach consumers more effectively.

     While television's relative position has been maintained, advances in technology now enable the consumer to select from more than 500 television channels at home. Many of these are specialized channels and pay television that do not broadcast advertising. As a result, TV does not reach the same number of in-home "viewers per day" as they used to. Since in-home advertising does not offer the same "viewers per day" reach, it has become strategically imperative for advertisers and advertising agencies to seek other Out-of-Home possibilities in order to reach more viewers everyday.

     We have been active in the field of digital signage since 1999. In addition to being a software developer, we were also involved initially in network integration and hardware supplies (full outdoor displays, also called street or urban furniture) and our founders' knowledge of the advertising and broadcasting markets goes back a few more years. Consequently, even without hard quantitative data concerning the actual market, our qualitative assessment is based on a good knowledge of the market based upon many years of experience. We also believe that the coming months will allow us to support our analysis with additional quantitative information.

     Market research in regards to advertising spending by category is expected to be available by the end of 2003. However, we believe we possess valuable information regarding these matters since we still have strong links with some of the world leaders in the industry of Out-of-Home advertising.

EXPERIENCE

     We have an available pool of knowledge and experience regarding the rapidly evolving digital signage market. We have retained the services of the founder of GSI USA, Mr. Michel de Montigny, to act as Product Manager and Sales and Marketing Director. Mr. de Montigny has no written employment agreement with GSI USA. Mr. de Montigny's personal knowledge and contacts that he has developed over the years as well as his long experience in the marketing and technology fields will give an immediate value to GSI USA.

     In addition, GSI USA has in the past undertaken pilot testing in the field. Between 1999 and 2001, we gained valuable field experience in serving digital network operators through various pilot projects, such as providing managed services for the operation of a network consisting of 12 large electronic lamp board displays for Pattison Group, a Canadian Out-of-Home network operator, in several Metropolitan centers in Canada, as well as a pilot network of 32 City Columns which are informational kiosks containing one or more screens for advertising purposes. This network consisted of a total of 96 screens located in the common space of Ivanhoe Shopping Malls located in Quebec and Eastern Ontario, Canada. These networks were managed by GSI from a central location in Montreal. We have also provided software solutions to Clear Channel International, one of the world's largest Out-of-Home network operators, for various projects.

      Extensive experience has also been gained in cooperating with other participants in these projects which included various electronic sign manufacturers and companies involved in controlling interactivity such as Dacktronics, Saco, Smartvision, Adtronics, A.D.E. and Sony, among others.


INTELLECTUAL PROPERTY

     We have developed an entirely new product as a result of R&D activities over the past 9 months, the DMLS. We own all of the intellectual property and sales rights to DMLS. These rights are governed and protected by applicable copyright law. We intend to take all reasonable and practical steps, within our means, to obtain patent and trademark protection for our Intellectual Property. These steps will be taken when we can meet the expenses of such protection.


SALES AND MARKETING STRATEGY

     Our low cost network management solution is designed to permit operators to increase profits from existing advertising networks by converting them to digital signage networks. Since advertisers realize increased value from the greater message impact by using full-motion, full-color video instead of static displays and since one screen can display many ads, network operators have the potential to increase revenues and profits for each signage location.

     Our analysis of our competitors' pricing as well as the fact that our system uses low cost commodity hardware or "off the shelf" PCs rather than expensive high end custom hardware, leads to reduced capital costs. This reduction of up front costs as well as reduced operational costs, realized from a reduced need for manpower to operate a network of screens across a wide network, will allow for the development of previously un-exploited market segments. For example a chain of retail stores that only requires a couple of screens per location can now deploy a network nation wide with only one server and manage the network from one location rather than having server hardware and administration at each location. These markets have typically been overlooked due to previously high entry costs which reduced the financial justification for the conversion of existing static display networks into digital signage networks. We believe the significantly reduced costs that our solution provides for versus our competitors offering will reduce the efforts required to sell our product to these markets.

We have identified 3 primary target markets for our sales and marketing efforts.

     1)   Out-of-Home  Media  Operators:  Operators  of Digital Networks in such
          -----------------------------
          locations as subways and train stations, airports, billboards, bus shelters, etc.

     2)   Public  Information  and  Security  Communications:  Government
          --------------------------------------------------
          organizations who wish to broadcast information for 911 info, evacuation plans, Amber Alerts, etc. in public buildings, strategic high traffic areas, governmental facilities, etc.

     3)   Retail  Outlet  Operators: Large retail chains, department stores, gas
          -------------------------
          stations,  banks,  restaurants,  renovation  centers,  etc.

          The commonality of the three target markets rests upon the high number of eyeballs (number of viewers per day) and the ability for the networks' operators to deliver informational and advertising content at key times of the day to the benefit of the public.

          Sales are expected to be accomplished through a combination of direct sales, trade shows, road shows and general marketing efforts.

          Our sales and marketing strategy is based on pursuing and developing relationships with key players in the industry. In order to execute the strategy as quickly and efficiently as possible, we intend to develop a network of regional distributors worldwide by the end of 2004.

          - Installation Contractors: We are developing a value added reseller program for installation contractors. This program will provide aggressive discounts to installation contractors as incentive to offer our products, along with their products and services, to their client base. The contractors are responsible for all sales and marketing costs associated with the sale of our products. This strategy will create significant market exposure for our products while limiting direct sales and marketing cost.

          - Digital Signage Hardware Manufacturers: Strategic alliances with key Digital Signage manufacturers will allow our Company to develop horizontal business markets. These manufacturers sell their products to companies that are outside our core market. These alliances will allow us to develop sales outside of our core Digital Signage business.

          - Sales agents: Management intends to create an aggressive sales agent program to attract highly qualified independent sales consultants.

          - Out-of-Home network operators: The Out-of-Home advertising industry is dominated by a handful of large network owner operators. Our DMLS software solution has been designed to meet their business needs. It is designed to operate networks consisting of thousands of display units.



HUMAN  RESOURCES

     We have taken recent steps to strengthen the senior management team, and have taken a cautious approach on expansion of salaried positions. In order to maintain flexibility and minimize overhead, the Company previously outsourced to consultants and other professionals to provide the directly applicable skill sets required for specific time periods, wherever possible and cost-effective. A new President and Chief Executive Officer, Mr. Gilles Addison, was hired with a one-year professional services agreement. We continue to seek a suitable corporate financial officer and are seeking additional sales and account support people. As of October 31, 2003, the Company had 6 full time staff members. They occupy positions as Operations, Sales and Marketing, Business and Investor Relations, Administration and Reception. The President and CEO is part time dedicating approximately one week a month to GSI's business. All employees except the President and CEO, who is directly employed by GSI USA, were provided by way of a Services agreement with our then partially owned affiliate LTS Networks Inc. As of November 1st, 2003, five employees were engaged directly by GSI Technologies in permanent full time positions. The Services contract with LTS Networks was canceled effective October 31st, 2003. Except for Mr. Addison, all employees are at-will employees without any contract. None of the employees are members of a union. We believe our relations with our employees are excellent.


ITEM 2. DESCRIPTION OF PROPERTY

     In September 2002, we moved our principal business office to 400, St-Jacques West, Suite 500, in the City of Montreal. Our facilities are located in approximately 4,300 square feet of leased office space in Montreal. The lease expires on September 1, 2005 and provides for an annual rental of approximately $44,000.

     On October 1st, 2002, the Company entered into a one year office lease for 1,600 square feet of office-warehouse space in Plattsburg for its USA Office in New York with an annual rental of approximately $12,000. The lease expired on September 30, 2003 and was not renewed.


ITEM 3. LEGAL PROCEEDINGS

     During the course of 2002 and 2003, as described in greater details in the financial notes, we settled all the legal issues except for one, Mr. Jacques
Biron,  on  which  we  have  no  development  since  our  last  filing.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market for Common Stock

Our common stock traded in the over-the-counter market on the "OTC Bulletin Board" under the symbol GSITB from September 13, 2000 until March 2002, when it was delisted for late filing of our annual report for the period ended October 31, 2001. The Company is now current with its filings and is trading on the OTC Other market. Until March 5, 2002, we have provided the closing bid and ask prices and thereafter the closing sales prices. These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

                                        CLOSING BID  CLOSING ASK

                                         HIGH  LOW   HIGH  LOW
     Fiscal Year Ended October 31,2002
First Quarter                             .40   .07   .51  .11
Feb. 1- March 5, 2002                     .35   .09   .50  .20

                                              CLOSING SALES
                                               HIGH   LOW
March 6- April 30, 2002                         .45   .05
Third Quarter                                   .05   .05
Fourth Quarter                                 .001  .001


     Fiscal Year Ended October 31, 2003
First Quarter                                  .001  .001
Second Quarter                                  .01  .001
Third Quarter                                  .001  .001
Fourth Quarter                                 .001  .001



(b) RECENT SALES OF UNREGISTERED SECURITIES


     On May 6, 2002, GSI entered into an agreement with Wien Group, Inc. for business consulting services valued at $20,000 which was paid by the delivery, on June 19, 2003, of 200,000 shares valued at $0.10 per share.

     In September 2002, Sogepar SA, a European investment corporation, agreed to invest a total of $300,000 to be injected from September 2002 to February 2003. The investment has been completed. On June 19, 2003, Sogepar SA received 6,000,000 shares at a price per share of $0.05 plus 2,000,000 warrants exercisable at a price of $0.10 and 2,000,000 warrants exercisable at a price of $1.20.

     On October 18, 2002, La Ferme M.J. Fillion Inc. invested $100,000 in consideration of 2,000,000 shares at a price of $0.05 per share. On September 12, 2003, La Ferme M.J. Fillion Inc. invested another amount of $250,000 in consideration of 1,000,000 shares at a price per share of $0.25 and 1,000,000 warrants at a price of $1.00 per share.

     In November 2002, Worldwide Business Consultants S.A., agreed to invest a total of $125,000 to be injected from November 2002 to February 2003. The investment has been completed. On June 19, 2003, Worldwide Business Consultants SA received 2,500,000 shares at a price per share of $0.05 plus 2,000,000 warrants exercisable at $0.05.

     In March 2003, First Mercantile Investments, Corp., agreed to invest a total of $200,000 to be injected from March 2003 to April 2003. The investment has been completed. On June 19, 2003, First Mercantile Investments, Corp. received 2,000,000 shares at a price per share of $0.10 plus 500,000 warrants exercisable at a price of $0.10 per share and 500,000 warrants exercisable at a price of $0.25 per share.

     On May 15, 2002, as described in greater details under Item 12, Mr. Craig Perry advanced $330,000.00 to the Company. This note has a term of 60 days bearing interest at prime rate plus 2% and a collateral / late payment penalty of 1,000,000 shares. On March 28, 2003 the Company issued 1,000,000 shares to Mr. Perry representing the Collateral /late payment penalty on this note. On May 8, 2003, Mr. Perry agreed to cancel his $351,000 payable note ($330,000 debt + 21,000 interest to date) and to invest a supplementary amount of $165,000 for the following considerations: 2,000,000 shares at a price per share of $0.25 plus 500,000 warrants exercisable at $0.25 and 516,000 warrants exercisable at $1.00. Mr. Craig Perry became a Director on April 28, 2003.

     On June 11, 2003, we entered into a purchase agreement to acquire a 40% stake in LTS Networks Inc., the developer of our software for 500,000 shares of our common stock. On January 10, 2004, due to our inability to deliver free trade shares to LTS, the shareholders of LTS cancelled the transaction prior to closing pursuant to clause 4(d) of the said agreement.

     On June 19, 2003, GSI issued 1,336,800 shares to 4136306 Canada Inc. for conversion of outstanding promissory notes dated June 2002.

     Except for the investment by Mr. Perry and the issuance to Wien Group, which were exempt pursuant to Regulation D, Rule 506 as Mr. Perry is an "accredited" investor and Wien Group is a sophisticated investor, the other issuances were all made to "non-U.S. Persons" who were offshore at the origination of the buy order and without any directed selling efforts made in the US and were therefore exempt pursuant to Regulation S.


(c)  ISSUANCE  OF  WARRANTS

     We currently have 9,016,000 warrants outstanding (excluding the 250,000 warrants to be issued to our CEO in June 2004), each of which entitles the registered holder thereof to purchase, at any time until the close of business on various dates ranging from February 1, 2005 until February 28, 2010, one share of Class B common stock at prices ranging from $0.05 to $1.20. All of the warrants contain provisions which protect the holders thereof against dilution by increasing or decreasing the amount of Shares subject to the warrant as necessary to protect the interests of the holder, generally, in the same proportion as the increase or decrease in additional shares of Class B Common Stock outstanding after such transaction, but all as determined by the Board of Directors, in certain events, such as stock dividends, stock splits, mergers, sale of substantially all of our assets, and for other extraordinary events as determined by the Board.

(d) CANCELLATION OF CLASS A SHARES

None

(e) GRANT OF STOCK OPTIONS

     In August 2000, the Board authorized a Long Term Stock Option Incentive Plan containing 5,500,000 shares to be issued at the Board's discretion to officers, directors, employees and consultants. The plan was not submitted for shareholder approval. None of the options were issued to management, all of the options which were issued expired or were terminated without being exercised and the Board terminated the plan on June 27, 2003.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

OVERVIEW

GSI Technologies USA Inc. is a Company that operates in the Information and Communication Information Industry. The Company has developed a proprietary, enterprise scale, Digital Signage Network Management Software Solution called Digital Media Logistics Suite. The Company also offers various services related to the management, operation and maintenance of large Digital Signage Networks worldwide.

In October of 2003 GSI Technologies launched its flagship product, the Digital Media Logistics Suite 3.1 (DMLS 3.1). DMLS 3.1 resolves the challenges facing adopters of digital signage: price, security, compatibility and scalability. It includes features that save considerable deployment, training and maintenance costs, while allowing smooth control of networks of any size. The application can easily integrate into related workflows, such as media buying, billing, accounting, contact management, etc.

The three components of the Suite: the DML Administrator, the DML Server and the DML Player are built to run on multiple platforms, (Windows, Linux and Unix), thus giving operators maximum flexibility when deploying networks of digital signs. The DMLS Player uses standard media formats, which enables operators to source content from most graphic shops.

The application is built to deliver customized content to refined target audiences at designated time slots, depending on regional or local interests, demographics and buying patterns. It allows operators to create 'captive audience networks', which are of great value to advertising agencies and media buyers.

To further lower customer costs, GSI Technologies offers hosting and 'managed services'. This option means that GSI Technologies can handle the customer's back-end administration, as well as managing media files and ad scheduling, at a low monthly fee. Using the 'managed services' alternative permits GSI clients to focus on their core business: selling advertising space on their network.


RESULTS  FROM  OPERATIONS

During the fiscal year from November 1, 2002 to October 31, 2003, GSI USA incurred a loss of $1,298,795 or $0.04 per share versus a loss of $1,716,473 or $0.07 per share in the same period in the prior year. The current year loss can be attributed to limited revenue generated due to the Company focusing its resources on developing its new generation of products, as well as major costs incurred for software development, consulting, loss for impairment of a licensing agreement and other selling, general and administrative expenses. The Company incurred approximately $435,000 in software development costs to produce its new software. The loss on the licensing agreement, due to its impairment, approximated $141,000 and was pursuant to a Master License agreement with GSI Canada, the creator of the initial software, Multi Media Pack. The licensing agreement was considered impaired since the Multi Media Pack was developed on out of date platforms and was unsupportable.


REVENUES

$15,909 in revenue was recognized during the current fiscal year versus $23,750 for the same period in the prior year. Current year revenues were primarily for services provided in maintaining and modifying the existing sub-licensed Multi Media Pack software. Current year revenue did not include any revenue from sub-licenses since the Company's initial software, Multi Media Pack, was considered impaired since the Multi Media Pack was developed on out of date platforms and was unsupportable. Prior year revenues are related to the sale of products, as well as a sub-license sold to Groupe Solcom International France S.A.S. ("Groupe Solcom") giving it licensing rights for the territory of London, England, Nantes, France and a sub-license sold to GSI Technologies ("GSI Canada") giving it licensing rights for the territory of Canada.


OPERATING  EXPENSES

During the current fiscal year ended October 31st, 2003, GSI USA has incurred $1,262,601 in operating expenses versus $559,386 for the same period in 2002. The increase is attributable primarily to approximately $435,000 in software development costs to produce the Company's network based digital signage management software solution along with consulting fees increasing year over year by approximately $179,000 and a write off on the licensing agreement, due to its impairment, of approximately $141,000 pursuant to a Master License agreement with GSI Canada, the creator of the initial software, Multi Media Pack.

OTHER  INCOME

During the current fiscal year ending October 31st, 2003, $41,432 in other expenses were realized compared to $1,170,202 of other expenses in the prior year. Current year amounts are entirely composed of related party interest on notes payable. Prior year amounts are composed of related party interest on notes payable along with at October 31, 2002, due to GSI Technologies (3529363 Canada Inc.) continued financial difficulties, the Company wrote off the remaining balance of the receivable of $1,691,147 offset by a $545,355 payable to a subsidiary wholly owned by GSI Technologies (3529363 Canada Inc.). The loss realized in the prior year related to these items totaled $1,145,792.


LIQUIDITY  AND  CAPITAL  RESOURCES

At October 31, 2003 GSI USA had $13,349 in cash compared to zero at October 31, 2002. Cash used in operating activities during the year ending October 31, 2003 was $1,260,462, which was mainly attributable to the net cash loss from operations of $1,014,475 plus changes in net operating assets and liabilities of $245,986.

Cash used by investing activities during the current year are comprised of purchases of property and equipment totaling $143,669. Cash used by investing activities during the prior year totaled $163,705 and reflect additional short-term loans to GSI Canada in the amount of $130,203 along with purchases of property and equipment totaling $33,502.

Cash provided from financing activities during the current year of $1,417,479 include borrowing through note payables totaling $422,958and the sale of common stock through totaling $994,521.

On December 18, 2002, the Company signed a 11% promissory note for approximately $290,980 USD with an unrelated party.

On June 19, 2003 the Company signed a 1 year promissory note for $100,000 USD with an unrelated party. The note bears interest of prime plus 2 percent and the term is one year. The Company has received $81,978 at October 31, 2003. On October 23, 2003 the Company signed a 1 year promissory note for $50,000 USD with Craig Perry,a shareholder and director of the Company. The note also bears interest of prime plus 2 percent and the term is one year.

On September 10, 2002 the Company entered into an investment agreement whereby an investment group would advance up to $300,000 from September 10, 2002 through February 1, 2003. In consideration for the proceeds, the Company would issue on February 1, 2003, 6 million shares of Class B Common Stock, 2,000,000 options at an exercise price of $0.10 expiring January 31, 2010 and 2,000,000 warrants at an exercise price of $1.20 expiring on February 1, 2005. At October 31, 2002, $143,623 had been advanced to the Company. At April 30, 2003, a total of $300,000 had been advanced to the Company. On June 19, 2003 the Company issued 6 million shares of Class B Common Stock, 2 million warrants exercisable $0.10 and 2 million warrants exercisable at $1.20 to settle the investment proceeds liability of $300,000.

In November 2002, the Company entered into an investment agreement whereby an additional investment group will advance up to $125,000 from November 2002 through February 2003. In consideration for the proceeds, the Company would issue on February 1, 2003, 2.5 million shares of Class B Common Stock, 2,000,000 options at an exercise price of $0.050 expiring January 31, 2010. During the three month period ending April 30, 2003 advances of $62,651 had been received. From May 1, 2003 to June 19, 2003 advances of $62,349 had been received. On June 19, 2003 the Company issued 2.5 million shares of Class B Common Stock and 2 million warrants to settle the investment proceeds liability of $125,000.

In March 2003, the Company entered into an investment agreement whereby a third investment group will advance up to $200,000 from March 2003 through April 2003. In consideration for the proceeds, the

Company would issue on June 1, 2003, 2 million shares of Class B Common Stock, 500,000 options at an exercise price of $0.10 and 500,000 options at an exercise price of $0.25 expiring January 31, 2010. From May 1, 2003 to June 19, 2003 advances of $200,000 had been received. On June 19, 2003 the Company issued 2 million shares of Class B Common Stock and 1 million warrants to settle the investment proceeds liability of $200,000.

We do not believe the matters discussed above are indicative of future results due to the fact that in the past the Company has been focusing its resources on developing its new generation of products. We have just recently focused on creation of sales and delivery of products. The Company has currently accepted purchase orders and has delivered some product and anticipates delivering the balance of the orders. Further to this, through the sale and delivery of the Company's annual support fee and hosting and managed services subscriptions a recurring revenue stream is being generated. These variables will allow the Company to generate sales and cash from operations, which will, in turn, negate future financing needs for the Company.

In his audit opinion for our 2002 financial statements, our auditor expressed a substantial doubt about our ability to continue as a going concern. We believe additional funding requirements of $1.5 million are necessary to avoid a similar going concern opinion in the future. Currently our monthly "burn rate" is approximately $95,000 per month which includes R&D expenses of $55,000. We believe our monthly "burn rate" will increase to approximately $125,000 per month. This increased amount will include R&D expenses increasing to approximately $70,000 per month, marketing expenses of approximately $20,000 per month, salaries of approximately $20,000 per month and general and administrative of approximately $15,000 per month. We believe that we will be able to survive for the next 12 months based upon our cash on hand, our ability to raise funds and the commencement of revenue generation from our new software. Our cash on hand at October 31, 2003 is approximately $14,800. The Company sold 145 licenses in first fiscal quarter of 2004. Our operating plan for the fiscal year ending October 31, 2004 assumes the sale of 3000 software licenses at $590 each. These sales numbers from our operating plan do not reflect actual sales but rather management's projections based on discussions with potential clients. There is no guarantee that any of these sales will materialize. If these sales do materialize then they will generate revenue and cash flow to the company. If they do not materialize additional capital and/or borrowings may be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company has available the option to seek additional funds from current shareholders through borrowings or equity financing. None of the shareholders are obligated to provide additional financing nor have any of them committed to making any additional investment. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new markets for our core technology from which our current product, Digital Media Logistics Suite, was derived.


DISCUSSION  AND  ANALYSIS

     During the course of 2002, we took extraordinary measures to reduce our costs in an effort to remain a viable business. For example, we terminated all of our employees except for our President and CEO; we leased new offices and reduced our monthly from $20,000 to $2,000; and we did not renew any employment contracts and negotiated our way out of existing consulting contracts.

     On May 15, 2002, the Company entered into a 60-day term loan agreement with Mr. Craig Perry, allowing us to resolve most of the then pending financial issues such as rent, consulting fees, suppliers' bills, payroll etc. and thus we reduce our payables considerably by end of October 2002. In the same period of time, we continued to investigate the possibility of transforming certain loans and liabilities into equity, creating new partnerships and raising new capital. As a result, from May 2002 through May 2003, we raised almost $1,000,000 in new equity by private placement. We also converted the above mentioned 60-day term loan of $330,000 to equity and we raised an additional $300,000 debt by way of a convertible debenture.

     As described in greater detail above under Business, we made a strategic decision to change the focus of our business and concentrate on the development and then sale of our own proprietary digital signage software, DMLS. In the current fiscal year we spent $435,000 on Research and Development as compared to nothing in all of fiscal 2002. The focus of the Research and Development was to resolve issues primarily in the area of the software's ability to scale, network security, stability and robustness and workflow.

     The market for our DMLS product continues to present a mixed picture. The primary issue has been the overall slow economic climate in our major market areas of Canada, the USA and Europe. Budgets for digital media products have suffered from the overall economic conditions as well as generally reduced IT spending across the board. As such, we have assumed a cautious approach to develop a cost-effective solution, by concentrating on core functionality, and to exploit the areas of clearest opportunity. From discussions with potential clients and other players in the industry, we believe there are signs of recovery in the advertising market as a whole and more specifically, the digital signage market. We believe that this recovery will lead to increase opportunities for the sale of our products and services which, if it eventuates, should lead to increased revenues which in turn should improve our liquidity.

     On April 14, 2003, we signed a special agreement with MCSi, a publicly traded corporation specialized in Technology Integration, whereby we have committed to supply to MCSi our DMLS software at a discounted price. In this agreement, GSI guaranteed the discounted price based on 12,500 units. If the total of licenses were to be above 12,500, the price per license would then be subject to negotiation based on the regular market price charged by GSI. The agreement is valid for a term of 24 months. MCSI has no obligation to purchase any of the licenses.

     In August, 2003, we signed a one year renewable Sales Representative agreement with Petters Group LLC. The agreement provides for us to act as a non-exclusive sales representative in the United States, Canada and Mexico in regards to their new suite of Digital Displays Products, branded under the name of Polaroid.

     We have on hand Purchase Orders for 672 Licenses of our DMP Software at a price of $590.00 each plus 15% per annum support fee. From November 2003 to January 2004, 145 of these were converted to irrevocable contracts and were delivered. There is no guarantee that the balance of these Purchase Orders will be converted into irrevocable contracts and delivered.

     We have on hand Purchase Orders for 672 Units of our DML Messenger at an average price of $1,065.00 each. From November 2003 to January 2004, 45 of these were converted to irrevocable contracts and were delivered. There is no guarantee that the balance of these Purchase Orders will be converted into irrevocable contracts and delivered.

     We have on hand irrevocable contracts for 143 one-year subscriptions to our Hosting and Managed Services Program at an average price of $65.00 per month each.

     On June 23, 2002, we completed an Agreement with SN Entertainment, a company specialized in Internet market content. The agreement called for us to install a network of full motion video plasma screens in approximately 200 preferred locations in the United States. However, based on a letter we received from the President and CEO of SN Entertainment on June 2, 2003, SN no longer intends to participate in the digital signage industry and therefore we terminated the agreement and expect no revenue from this agreement. We do not believe that this will have any impact on our operating plan or financial condition because SN transferred the concept to a new corporation called ODBN which has subsequently become a client of GSI.

     In May 2003, we initiated negotiations with Arcanes Technologies, a France-based corporation to act as sales agent to distribute our new line of products in France. The Company has been unable to conclude an Agreement with Arcanes Technologies and no longer plans to pursue this opportunity.

     In May 2003, we received a Letter Of Intent from TSA, a France-based corporation, specialized in Network Integration and Satellite Transmission which proposes that TSA act as the installation contractor and the service corporation for our European based customers. The Company has been unable to conclude an Agreement with TSA and no longer plans to pursue this opportunity.

     The marketing plan for the current fiscal year was based primarily on our management and sales team concentrating on existing opportunities and current contract negotiations.

     On July 1, 2003, we filed a registration statement on Form SB-2. This registration statement was intended to register shares issued to LTS and certain other shareholders. On January 9, 2004, pursuant to Rule 477(C) we withdrew the SB-2. The reason we withdrew the registration statement is so that we can explore the possibility of raising funds and because through the passage of time many of the shares which were included in the SB-2 are now eligible for resale pursuant to Rule 144 and as such the SB-2 is no longer necessary.


ITEM 7. FINANCIAL STATEMENTS

Attached is Appendix A containing the following information:

- Independent Auditor's Report
- Balance Sheets as of October 31st, 2003 and 2002
- Statements of Operations for the years ended October 31st, 2003 and 2002.
- Statements of Stockholders' Equity (Deficiency) for the years ended October 31st, 2003 and 2002.
- Statements of Cash Flows for the years ended October 31st, 2003 and 2002.
- Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

(a) Directors and Officers.


     Our officers and directors are as follows:

Name                    Age      Position
----                    ---      --------
Gilles Addison          63       President & CEO
Marie El-Ahmar Eid      41       Director, Secretary, Business
                                 Development & Investor Relations
                                 Director
Craig Perry             46       Director and Chairman
Marc Cote, LLB          42       Director

     GILLES  ADDISON

     Mr. Addison is a senior executive with more than 30 years of experience in marketing, financial management, administration and human resources for national and international companies. From 1972 to 1979 he worked for the Citicorp Leasing Canada LTD as a Corporate Lending Officer, promoting business with major Canadian Corporations and Government agencies. In 1979 he became a Corporate
Manager for National Bank Corporate Leasing. From 1983 to 1994 he was the President and CEO of

Fimacor International, a financial services company. From 1994 to present, he is the Executive Vice-President of EXA Systems Inc., responsible for sales, marketing and finance. He became President & CEO of the GSI on June 11, 2003.

     MARIE  EL-AHMAR  EID

     Mrs. Eid graduated from Lebanese University in Management of Network Technologies in 1983. She occupied multiple functions at the National Bank of Canada from 1993 to 1999. In 1999, she was hired by GSI Technologies USA Inc. as an Executive Assistant to the CEO. In 2001, she was Human Resources Manager and Business Development Manager. In 2003, she became Business Development and Investor Relations Director. She became a Board Member on May 27, 2002.

     CRAIG  PERRY

     In 1979, Mr. Perry received a Bachelor of Science in Mechanical Engineering from the Massachusetts Institute of Technology. In 1982, he graduated from University of California, Berkeley with a Masters degree of Business Administration. Mr. Perry has been involved in inMetal (a 60 year-old family business) since the early 1970's. He worked there in various capacities throughout college and graduate school. In 1985, Mr. Perry assumed the role of chief executive officer and has led the company ever since. InMetal is one of New England's leading providers of precision sheet metal fabrication and assembly services and currently employs 90 employees. Mr. Perry became a Board Member on April 28, 2003.

     MARC  COTE

     Mr. Cote graduated in civil law from the University of Ottawa and has been a member of the Quebec Bar since 1985. Mr. Cote has been a senior partner in the Montreal law firm of Labelle Boudreault Cote & Ass. since 1990. He currently specializes in the area of commercial law. Mr. Cote became a Board Member in October 2000.


EXECUTIVE  ADVISORY  BOARD

     In June 2003, GSI Board of Directors appointed an Executive Advisory Board to manage and build the value of the Corporation on a day to day basis with the input of experienced individuals in various fields of activities. We believe GSI will grow in a team environment and deliver positive results to the benefits of our shareholders. The Executive Advisory Board will report to the Board of Directors through the CEO, Mr. Addison. GSI's management is seeking to identify a Chief Financial Officer who will suit our needs. For further information about the Executive Advisory Board members please refer to our last 10-Q for the period ending July 31st 2003


(b) Section 16(a) Beneficial Ownership Reporting Compliance.

Based on a review of the Company's records it does not appear that Worldwide Business Consultants SA, Sogepar SA, First Mercantile Investments Corp. or La Ferme M.J. Fillion have filed a Form 3.


ITEM 10. EXECUTIVE COMPENSATION

The following table shows for the last three fiscal years, compensation awarded or paid to, or earned by, the Company's President and Chief Executive Officer.

                                                                    Long Term
                                       Annual Compensation      Compensation Awards
                                                                    Securities
                                                                    Underlying
Name and Principal Position       Year        Salary ($)  Bonus ($)  Warrants
Gilles Addison, President & CEO  2003(1)           0                 250,000

Rene Arbic, President & CEO      2003(2)      26,500

                                 2002(3)      16,129
                                 2001(4)           0

(1) On June 16, 2003, the Company hired Mr. Gilles Addison as President and CEO with a one year professional services agreement. The agreement states that Mr. Addison will be compensated by receiving 250,000 warrants exercisable at $0.10 per share, at the end of the period covered by his agreement.

(2) Mr. Arbic resigned in February 7, 2003. During fiscal year 2003, Mr. Arbic earned approximately $26,500. This amount reflects three worked months.

(3) During fiscal year 2002, Mr. Arbic was paid $16,129 in salary. Mr. Arbic also advanced, on behalf of the Company, $38,995.55 to cover several Company's expenses. Mr. Arbic agreed and received 400,000 shares in settlement of the advances and these shares were issued on November 22, 2001.

(4) Mr. Arbic was hired at the beginning of September 2001 and his salary commenced on November 2001.



OPTION GRANTS IN LAST FISCAL YEAR

None

AGGREGATED FISCAL YEAR-END OPTION VALUES

None.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, information regarding the beneficial ownership of our Class B common stock based upon the most recent information available to us for

          - each person known by us to own beneficially more than five (5%) percent of our outstanding common stock,

          -    each  of  our  executive  officers  and  directors,  and

          -    all  of  our  executive  officers  and  directors  as  a  group.

Each stockholder's address is c/o GSI Technologies USA Inc., 400, St-Jacques West, Suite 500, Montreal, Quebec, CANADA, H2Y 1S1.

                                       Number of
                                       Shares Owned

Name                                   Beneficially   % of Total
----                                   -------------------------

Marie El-Ahmar Eid                        12,764          *
Craig Perry                           6,016,000 (1)       13.1
Sogepar SA                            10,000,000 (2)      20.5
Worldwide Business Consultants S.A.   4,500,000 (3)        9.6
First Mercantile Investments, Corp.   3,000,000 (4)        6.5
4136306 Canada Inc.                     8,034,724         17.9
La Ferme M.J. Fillion Inc. (4)          4,000,000          8.7

All Officers and Directors
as a Group (2 persons)                6,028,764 (1)       13.1
---------------
*  less  than  1%

(1)  includes 1,016,000 currently exercisable warrants
(2)  includes 4,000,000 currently exercisable warrants
(3)  includes 2,000,000 currently exercisable warrants
(4)  includes 1,000,000 currently exercisable warrants


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     From November 01, 1999 through October 31, 2001, the Company advanced funds to 3529363 Canada Inc. (GSI Canada) in exchange for a promissory note in order to continue to develop the concept of GSITV.com, The Total Vision Network in Canada. The note has a term of one year, but has been extended indefinitely bearing interest at prime plus 2%. At October 31, 2001, the outstanding balance due from GSI Canada was $1,560,944 including interest and a write down of the receivable of approximately $1,034,000 due to GSI Canada approval from the Quebec Superior courts ratification of reorganization on October 9, 2001. During the fiscal year ended October 31, 2002, the Company made additional advances on behalf of GSI Canada to its bankruptcy trustee and CIBC, a financial institution in the amount of $130,203. At October 31, 2002, due to GSI Canada continued financial difficulties, the Company wrote off the remaining balance of the receivable of $1,691,147 offset by a $545,355 payable to High Tech Neon, a subsidiary wholly owned by GSI Canada. The loss realized in the current year related to these items totaled $1,145,792.

     On May 15, 2002 the Company signed a promissory note for $330,000. The term of the note was for 60 days and the rate of interest was prime plus 2%. The Company also agreed to issue 2 million shares of Class B Common Stock to the lender as part of the transaction as an origination fee which was valued at .05 per share totaling $100,000. Totalcom and 3633632 Canada Inc., shareholders of the Company, forwarded to the lender 1,114,000 shares for this transaction on behalf of the Company, since the Company wanted to avoid further dilution, thereby assigning 55.7% ($55,700) of the origination fee liability from the lender to Totalcom and 3633632 Canada Inc. Another shareholder of the Company, 9035-2899 Quebec Inc. directly forwarded to the lender 886,000 shares for this transaction on behalf of the Company since the Company wanted to avoid further dilution thereby assigning 44.3% (44,300) of the origination fee liability from the lender to the shareholder. On June 21, 2002 the Company agreed to issue 1,114,000 shares to Totalcom and 3633632 Canada Inc. due to the fact that the Company did not have the available funds to pay the origination fee liability in cash as well as issuing an additional 222,800 for their assistance in this matter which was agreed upon by the shareholders and the Company. The arrangement was for the Totalcom and 3633632 Canada Inc to receive a 20% premium on their original transferred number of shares. The 222,800 were valued at .05 per share totaling $11,140 and reflected as interest in the October 31, 2002 financial statements. At October 31, 2002, no shares had been issued to the shareholder and the origination fee liability of $55,700 as well as the additional $11,400 in accrued interest remained reflected as liabilities in the October 31, 2002 financial statements. On June 21, 2002 the Company and the other shareholder who forwarded 886,000 shares to the lender agreed that he would not receive any shares from the Company for his assistance in the matter.
     The Company reflected this as relieving the balance of the accrued origination fee liability with an offset to Paid in Capital in the amount of $44,300 in the October 31, 2002 financial statements. At October 31, 2002, the note had not been paid back and the accrued interest totaled $4,837. On July 15, 2002 the note was in default and as part of the agreement, the Company would issue an additional 1,000,000 shares to the lender as a default penalty valued at .05 per share totaling $50,000. At October 31, 2002, the Company had not issued any shares related to default penalty. The default penalty amounts have been accrued and reflected in the October 31, 2002 financial statements. On March 28, 2003, the Company issued 1 million shares in settlement of the default penalty to the lender. In May 2003 the Company received an additional $163,144 in investment proceeds and issued 2 million shares, 500,000 warrants exercisable at $0.25 and 516,000 warrants exercisable at $1.00 for settlement of the additional proceeds of $163,144 as well as the original principal amount of $330,000 and accrued interest of $15,808 totaling $345,808. On June 19, 2003 the Company issued 1,336,800 shares to Totalcom and 3633632 Canada Inc to settle the accrued origination fee liability and interest totaling $67,100.

     During the course of the fiscal years ending October 31, 2003 and 2002, the Company retained legal services from a firm in which a director of the Company, Marc Cote, is a partner. The Company incurred approximately $24,000 in legal fees from this firm during fiscal year 2002. The Company incurred approximately $28,800 in legal fees from this firm for the fiscal year 2003.

     On December 1st, 2002, we entered into leasing agreements with our shareholder Worldwide Business Consultants S.A. for our Montreal Office. The leases expire on September 1, 2005 and provides for an annual rental of approximately $44,000. We believe that the rental rate represents a fair rental value.

     On June 11, 2003, we entered into a purchase agreement to acquire a 40% stake in LTS Networks Inc., the developer of our software, for 500,000 shares of our common stock. On January 10, 2004, due to our failure to deliver free trade shares to LTS, , the shareholders of LTS, prior to closing, cancelled the transaction, pursuant to clause 4(d) of the said agreement

     On June 27, 2003, the Company signed a one-year services agreement with LTS Networks Inc. for providing specialized staff and personnel to GSI technologies USA Inc. On September 30, 2003, GSI terminated this agreement effective October 31st, 2003.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the period covered by this report.

Ex.: 31.1     302 Certifications

Ex.: 31.2     302 Certifications

Ex.: 32.1     906 Certifications

Ex.: 32.2     906 Certifications


ITEM 14. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing date of this annual report on Form 10-KSB, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     There were no significant changes in the Company's internal controls or in other factors which could significantly affect the controls subsequent to the date of their evaluation.

     During the fiscal year covered by this report, the Company's auditor was paid $13,200.00 for his services as auditor. The auditor did not provide any other services or receive any other compensation from the Company.

                                   APPENDIX A

                            GSI TECHNOLOGIES USA INC.

                              FINANCIAL STATEMENTS


                                      INDEX



     Independent Auditor's Report. . . . . . . . . . . . . .                 F-1

     Balance Sheet as of October 31, 2003 and 2002 . . . . .                 F-2

     Statements of Operations for the years ended
     October 31, 2003 and 2002 . . . . . . . . . . . . . . .                 F-3

     Statements of Stockholders' Equity (Deficiency)
     For the years ended October 31, 2003 and 2002 . . . . .                 F-4

     Statements of Cash Flows for the year ended
     October 31, 2003 and 2002 . . . . . . . . . . . . . . .                 F-5


     Notes to Financial Statements . . . . . . . . . . . . .                 F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of GSI Technologies USA Inc.

I have audited the accompanying balance sheets of GSI Technologies USA Inc. as of October 31, 2003 and 2002 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GSI Technologies USA Inc. at October 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




/s/ Mark Cohen C.P.A.
Mark Cohen C.P.A.
A Sole Proprietor Firm


Hollywood, Florida
December 31, 2003

                                                   F-2

                                        GSI TECHNOLOGIES USA INC.
                                              BALANCE SHEET



                                                                         October 31, 2003    October 31, 2002
                                                                        ------------------  ------------------

                                            ASSETS
                                            ------

Current Assets
  Cash and cash equivalents                                             $          13,349   $               -
  Receivables                                                                      59,110                   -
                                                                        ------------------  ------------------

    Total current assets                                                           72,460                   -
Property and equipment, net                                                       170,085              63,302
Intangible assets, net                                                                  -             188,611
                                                                        ------------------  ------------------

    TOTAL ASSETS                                                                  242,545             251,913
                                                                        ==================  ==================



                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current Liabilities
  Accounts payable                                                                 25,958             102,749
  Accrued financing costs                                                               -              67,100
  Accrued default penalty                                                               -              50,000
  Accrued legal settlement                                                              -              20,750
  Notes payable - related party                                                   452,780             334,837
  Investment proceeds liability                                                         -             143,623
  Other current liabilities                                                        32,000             126,487
                                                                        ------------------  ------------------

    Total current liabilities                                                     510,737             845,546

Stockholder's Equity
  Common Stock, class A, $1.00 par value; authorized                                    -                   -
       5,000,000 shares; issued and outstanding none in 2003 and 2002
  Common Stock, class B, $.001 par value; authorized                               44,328              26,291
       55,000,000 shares; issued and outstanding - 44,327,823 and
       26,291,023 shares respectfully
  Paid in Capital                                                               6,881,037           5,269,022
  Accumulated deficit                                                          (7,188,718)         (5,889,923)
  Accumulated other comprehensive income (loss)
       Foreign currency translation                                                (4,839)                977
                                                                        ------------------  ------------------

    Total Stockholders' Equity                                                   (268,193)           (593,633)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $         242,545   $         251,913
                                                                        ==================  ==================


Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                                       F-3
                            GSI TECHNOLOGIES USA INC.
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED OCTOBER 31ST, 2003 AND 2002


                                                            Year Ended          Year Ended
                                                         October 31, 2003    October 31, 2002
                                                        ------------------  ------------------

Revenues                                                $          15,909   $          23,750

Cost of Sales                                                      10,672              10,634
                                                        ------------------  ------------------

Gross Profit                                                        5,237              13,116

Operating Expenses:
       Marketing                                                   57,247              17,950
       Management and administrative fees                               -              11,897
       Salaries and related costs                                  25,060              66,025
       Rent                                                        46,100              71,334
       Financing expense                                                -             182,774
       Professional fees                                           79,529              42,920
       Consulting                                                 191,650              13,165
       Software development                                       434,666                   -
       Depreciation                                                15,468               3,893
       Amortization                                                68,897              96,231
       Loss on licensing agreement write off                      141,133                   -
       Loss on write off of impaired goodwill                           -              39,900
       Directors fees                                               9,000               9,000
       Other selling, general and administrative                  193,852               4,297
                                                        ------------------  ------------------
          Total operating expenses                              1,262,601             559,386

          Loss before other income (expense)                   (1,257,364)           (546,270)

Other income (expense):
       Interest expense (related party)                           (41,432)            (33,859)
       Loss on Affiliate note receivable and advances                   -          (1,145,792)
       Foreign exchange gain (loss)                                     -              10,730
       Loss on disposal of assets                                       -              (1,280)
                                                        ------------------  ------------------
          Total other income (expense)                            (41,432)         (1,170,202)


                                                        ------------------  ------------------
Net Loss                                                       (1,298,795)         (1,716,473)
                                                        ==================  ==================

Basic weighted average common shares outstanding               33,907,374          26,175,802
                                                        ==================  ==================

Basic and diluted Loss per common share                 $           (0.04)  $           (0.07)
                                                        ------------------  ------------------


Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                                                        F-4
                                             GSI TECHNOLOGIES USA INC.
                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                Common Class A     Common Class B
                                                                ---------------  -------------------   Paid in    Accumulated
                                                                Shares  Amount     Shares    Amount    Capital      Deficit
                                                                ------  -------  ----------  -------  ----------  ------------

 Balance, October 31, 2001                                           -        -  24,502,134  $24,502  $5,118,419  $(4,173,450)
Issuance of shares for consulting services                                          900,000      900      13,100
Issuance of shares for legal services                                               200,000      200       3,800
Issuance of shares for acquisition                                                  266,000      266      39,634
Issance of shares in lieu of salaries                                               400,000      400      38,595
Issuance of shares for settlement of miscellaneous liabilities                       22,889       23       2,174
Shareholders settlement of financing liability                                                            44,300
Donated director fees                                                                                      9,000
Net loss - 12 months ended October 31, 2002                                                                        (1,716,473)
Foreign currency translation adjustment
                                                                ------  -------  ----------  -------  ----------  ------------
Balance, October 31, 2002                                            -        -  26,291,023   26,291   5,269,022   (5,889,923)
Issuance of shares in private placement                                           2,000,000    2,000      98,000
Issuance of shares for settlement of accrued default                              1,000,000    1,000      49,000
payment penalties
Issuance of shares for settlement of note payable                                 2,000,000    2,000     506,952
Issuance of shares for settlement of investment proceeds                         10,500,000   10,500     614,500
liability
Issuance of shares for consulting services                                          200,000      200      19,800
Issuance of shares for settlement of accrued financing                            1,336,800    1,337      65,763
cost liability
Issuance of shares in private placement                                           1,000,000    1,000     249,000
Donated director fees                                                                                      9,000
Net loss - 12 months ended October 31, 2003                                                                        (1,298,795)
Foreign currency translation adjustment
                                                                ------  -------  ----------  -------  ----------  ------------
Balance, October 31, 2003                                            -  $     -  44,327,823  $44,328  $6,881,037  $(7,188,718)
                                                                ======  =======  ==========  =======  ==========  ============


                                                                 Accumulated
                                                                    other           Total
                                                                Comprehensive   Shareholder's
                                                                Income/(loss)      Equity
                                                                --------------  ------------

 Balance, October 31, 2001                                      $         388   $   969,859
Issuance of shares for consulting services                                           14,000
Issuance of shares for legal services                                                 4,000
Issuance of shares for acquisition                                                   39,900
Issance of shares in lieu of salaries                                                38,995
Issuance of shares for settlement of miscellaneous liabilities                        2,197
Shareholders settlement of financing liability                                       44,300
Donated director fees                                                                 9,000
Net loss - 12 months ended October 31, 2002                                      (1,716,473)
Foreign currency translation adjustment                                   589           589
                                                                --------------  ------------
Balance, October 31, 2002                                                 977      (593,633)
Issuance of shares in private placement                                             100,000
Issuance of shares for settlement of accrued default                                 50,000
payment penalties
Issuance of shares for settlement of note payable                                   508,952
Issuance of shares for settlement of investment proceeds                            625,000
liability                                                                                 -
Issuance of shares for consulting services                                           20,000
Issuance of shares for settlement of accrued financing                               67,100
cost liability
Issuance of shares in private placement                                             250,000
Donated director fees                                                                 9,000
Net loss - 12 months ended October 31, 2003                                      (1,298,795)
Foreign currency translation adjustment                                (5,816)       (5,816)
                                                                --------------  ------------
Balance, October 31, 2003                                       $      (4,839)  $  (268,193)
                                                                ==============  ============

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                                                   F-5
                                         GSI TECHNOLOGIES USA INC.
                                         STATEMENT OF CASH FLOWS


                                                                        October 31, 2003    October 31, 2002
                                                                       ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                      $      (1,298,795)  $      (1,716,473)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
        Depreciation and amortization                                             84,365             100,124
        Loss on write down of affiliate note receivable and advances                   -           1,275,995
        Loss on write off of impaired goodwill                                         -              39,900
        Loss on licensing agreement write off                                    141,133                   -
        Donated director fees                                                      9,000               9,000
        Issuance of shares for consulting services                                20,000              14,000
        Issuance of shares for legal services                                          -               4,000
        Issuance of stock in lieu of salaries                                          -              38,995
        Accrued Interest Expense (related party)                                  29,822               4,837

Changes in Operating assets and liabilities:
        Receivables and other current assets                                     (59,110)             58,348
        Other assets                                                                   -              19,908
        Accounts Payable and Accrued Liabilities                                (186,876)           (101,179)
                                                                       ------------------  ------------------

Net cash provided by/(used in) operating activities                           (1,260,461)           (252,545)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities
  Advances to affiliate - net                                                                       (130,203)
  Purchase of property and equipment                                            (143,669)            (33,502)
                                                                       ------------------  ------------------

Net cash provided by/(used in) investing activities                             (143,669)           (163,705)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable                                                                  422,958             266,609
  Investment proceeds                                                            481,377             143,623
  Sales of common stock                                                          513,144
                                                                       ------------------  ------------------

Net cash provided by/(used in) financing activities                            1,417,479             410,232
                                                                       ------------------  ------------------

Net increase (decrease) in cash and cash equivalents                              13,349              (6,019)
Cash and cash equivalents, beginning of period                                         -               6,019
                                                                       ------------------  ------------------

Cash and cash equivalents, end of period                               $          13,349   $               0
                                                                       ==================  ==================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares for acquisition                                                                    39,900
Issuance of shares for settlement of miscellaneous liabilities                                         2,197
Issaunce of 1 million shares for default payment                                  50,000
penalty settlement
Issuance of 2 million shares for settlement of note                              345,808
payable including accrued interest.
Issuance of 10.5 million shares for settlement of                                625,000
investment liability
Issuance of 1,336,800 shares for settlement of                                    67,100
accrued financing cost

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                                       F-6
                            GSI TECHNOLOGIES USA INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     GSI Technologies USA, Inc., formerly I.B.C. Corporation, was incorporated in the State of Delaware on July 06, 1998. GSI Technologies USA Inc. is a Company that operates in the Information and Communication Information Industry. The Company has developed a proprietary, enterprise scale, Digital Signage Network Management Software Solution called Digital Media Logistics Suite. The Company also offers various services related to the management, operation and maintenance of large Digital Signage Networks worldwide. In October of 2003 GSI Technologies launched its flagship product, the Digital Media Logistics Suite
3.1 (DMLS 3.1). DMLS 3.1 resolves the challenges facing adopters of digital signage: price, security, compatibility and scalability. It includes features that save considerable deployment, training and maintenance costs, while allowing smooth control of networks of any size. The application can easily integrate into related workflows, such as media buying, billing, accounting, contact management, etc.

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



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


Receivables:
     The Company believes that the carrying amount of receivables at October 31, 2003 approximates the fair value at such date.

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


Revenue Recognition

     Revenue from sales of hardware are recorded at the time the units are delivered. Revenues from sub- licensing are recognized over the term of the licensing agreement. Revenues for services provided are recognized at the time the service is provided.

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

NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS

                                          October 31, 2003   October 31, 2002
                                          -----------------  -----------------

Property and Equipment:

Furniture and fixture                                38,934             38,934
Computer and other equipment                         94,004             10,581
Leasehold improvements                               83,168             22,921
Less:  Accum depreciation & amortization             46,021              9,134
                                          -----------------  -----------------

     Property and equipment, net          $         170,085  $          63,302
                                          =================  =================



NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS (CONTINUED):

Intangible Assets:
    License rights-                              $ 474,779   $  474,779
    (Gross amount of $800,000 acquired from
    affiliate and recorded at predecessor basis
    with the cost over such basis of $325,221
    recorded as a dividend to affiliate).
    Accumulated amortization                      (333,646)    (286,168)
    Loss on write down to realizable value        (141,133)           -
                                                 ----------  -----------
                                                 $       -   $  188,611
                                                 ==========  ===========

     Amortization expense for the period            47,478       94,956

     Estimated amortization expense for each
     of the five succeeding years
  Year ending October 31,
                         2003                            -       94,956
                         2004                            -       93,655
                                                 ----------  -----------
                                                         -      188,611
                                                 ==========  ===========


NOTE 4 - NOTES PAYABLE

On May 15, 2002 the Company signed a promissory note for $330,000. The term of the note was for 60 days and the rate of interest was prime plus 2%. The Company also agreed to issue 2 million shares of Class B Common Stock to the lender as part of the transaction as an origination fee which was valued at .05 per share totaling $100,000. Totalcom and Gestion JMDM, shareholders of the Company, forwarded to the lender 1,114,000 shares for this transaction on behalf of the Company, since the Company wanted to avoid further dilution, thereby assigning 55.7% ($55,700) of the origination fee liability from the lender to the . Totalcom and Gestion JMDM. Another shareholder of the Company, 9035-2899 Quebec Inc. directly forwarded to the lender 886,000 shares for this transaction on behalf of the Company since the Company wanted to avoid further dilution thereby assigning 44.3% (44,300) of the origination fee liability from the lender to the shareholder. On June 21, 2002 the Company agreed to issue 1,114,000 shares to Totalcom and Gestion JMDM due to the fact that the Company did not have the available funds to pay the oringation fee liability in cash as well as issuing an additional 222,800 for their assistance in this matter which was agreed upon by the shareholders and the Company. The arrangement was for the Totalcom and Gestion JMDM to receive a 20% premium on their original transferred number of shares. The 222,800 were valued at .05 per share totaling $11,140 and reflected as interest in the October 31, 2002 financial statements. At October 31, 2002, no shares had been issued to the shareholder and the origination fee liability of $55,700 as well as the additional $11,400 in accrued interest remained reflected as liabilities in the October 31, 2002 financial statements. On June 21, 2002 the Company and the other shareholder who forwarded 886,000 shares to the lender agreed that he would not receive any shares from the Company for his assistance in the matter. The Company reflected this as relieving the balance of the accrued origination fee liability with an offset to Paid in Capital in the amount of $44,300 in the October 31, 2002 financial statements. At October 31, 2002, the note had not been paid back and the accrued interest totaled $4,837.

On July 15, 2002 the note was in default and as part of the agreement, the Company would issue an additional 1,000,000 shares to the lender as a default penalty valued at .05 per share totaling $50,000. At October 31, 2002, the Company had not issued any shares related to default penalty. The default penalty amounts have been accrued and reflected in the October 31, 2002 financial statements. On March 28, 2003, the Company issued 1 million shares in settlement of the default penalty to the lender. In May 2003 the Company received an additional $163,144 in investment proceeds and issued 2 million shares, 500,000 warrants exercisable at $0.25 and 516,000 warrants exercisable at $1.00 for settlement of the additional proceeds of $163,144 as well as the original principal amount of $330,000 and accrued interest of $15,808 totaling $345,808. On June 19, 2003 the Company issued 1,336,800 shares to Totalcom and Gestion JMDM to settle the accrued origination fee liability and interest totaling $67,100.


NOTE 4 - NOTES PAYABLE (CONTINUED):


On December 18, 2002, the Company signed a promissory note for $440,000 CAD, approximately $290,980 USD with an unrelated party. The note bears interest of 11%. At October 31, 2003 interest of $27,952 has been accrued and reflected in the financial statements. The balance of the note, including interest, at October 31, 2003 is approximately $318,932 USD.

On June 19, 2003 the Company signed a promissory note for $100,000 USD with an unrelated party. The note bears interest of prime plus 2 percent and the term is one year. The Company has received $81,978 at October 31, 2003. At October 31, 2003, interest of $1,796 has been accrued and reflected in the financial statements. The balance of the note, including interest at October 31, 2003 is $83,774.

On October 23, 2003 the Company signed a promissory note for $50,000 USD with a shareholder, who is also a director of the Company. The note bears interest of prime plus 2 percent and the term is one year. The Company had received $50,000 at October 31, 2003. At October 31, 2003, interest of $74 has been accrued and reflected in the financial statements. The balance of the note, including interest at October 31, 2003 is $50,074.



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


     In March 2003, the Company entered into an investment agreement whereby a third investment group will advance up to $200,000 from March 2003 through April 2003. In consideration for the proceeds, the Company will issue on June 1, 2003, 2 million shares of Class B Common Stock, 500,000 options at an exercise price of $0.10 and 500,000 options at an exercise price of $0.25 expiring January 31, 2010. From May 1, 2003 to June 19, 2003 advances of $200,000 had been received. On June 19, 2003 the Company issued 2 million shares of Class B Common Stock and 1 million warrants to settle the investment proceeds liability of $200,000.

Office  leases

     On September 1, 2002, the Company entered into a three year office lease for its Montreal office with monthly payments approximately $3,700.

     On October 1, 2002, the Company entered into a one year office lease for its U.S. office with monthly payments approximately $1,000.

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of October 31, 2003:

               Year ending October 31:
               2004  -   44,000
               2005  -   37,000
               2006  -     -
               2007  -     -
               2008  -     -
                       --------
                       $ 77,000
                       ========

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

     The Company has been involved in litigation for unpaid business taxes with the City of Montreal. The litigation has been settled in the amount of approximately $23,000, bearing interest at approximately 15%. The settlement called for monthly payments of approximately $2,500. Approximately $5,000 has been paid by October 31, 2002 and the remaining $18,000 due to the City of Montreal had been reflected in accounts payable at October 31, 2002. During fiscal year 2003, the Company missed several payment according to the schedule and on October 31, 2003 the balance including interest due to the City of Montreal is approximately $4,500. This amount has been reflected in accounts payable at October 31, 2003.

     In March 2002, a former Director, who was also an Officer in the Company, along with another employee of the Company, filed a civil action against the Company in the State of Florida alleging unpaid wages and expense reimbursements totaling approximately $225,000. The Company had not retained legal counsel but believed this complaint to be without merit and proceeded to negotiate a settlement and release agreement with these two individuals in the amount of approximately $13,000. The Company had received an oral confirmation to the $13,000 settlement and release agreement by October 31, 2002. The $13,000 had been accrued and reflected in the October 31, 2002 financial statements. The Company and these individuals signed the settlement agreement related to this matter on February 27, 2003 and the company forwarded the required payment $13,000 to settle this matter.


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


NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $1,298,795 and $1,716,473 for the twelve months ended October 31, 2003 and 2002 respectively. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $1,260,462 and $252,545 for twelve months ended October 31, 2003 and 2002. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and forward looking business plan.


NOTE 8 - RELATED PARTY TRANSACTIONS

Loss on write off - Note receivable and advances to affiliate
     From November 01, 1999 through October 31, 2001, the Company advanced funds to GSI Technologies (3529363 Canada Inc.), an affiliate of the Company in exchange for promissory notes in order to continue to develop the concept of GSITV.com, The Total Vision Network in Canada. The note had a term of one year, but has been extended indefinitely bearing interest at prime plus 2%. At October 31, 2001, the outstanding balance due from GSI Technologies (3529363 Canada Inc.) was $1,560,944 including interest and a write down of the receivable of approximately $1,034,000 due to GSI Technologies (3529363 Canada Inc.) approval from the Quebec Superior courts ratification of reorganization on October 9, 2001. During the fiscal year ended October 31, 2002, the Company made additional advances on behalf of GSI Technologies (3529363 Canada Inc.) in the amount of $130,203. At October 31, 2002, due to GSI Technologies (3529363 Canada Inc.) continued financial difficulties, the Company wrote off the remaining balance of the receivable of $1,691,147 offset by a $545,355 payable to a subsidiary wholly owned by GSI Technologies (3529363 Canada Inc.). The loss realized in the current year related to these items totaled $1,145,792.

Legal fees to Director's firm
     During the course of the year the Company has retained legal services from a firm in which a director of the Company, Marc Cote, is a partner. The Company incurred $35,400 and $24,000 in legal fees from this firm for the twelve months ended October 31, 2003 and 2002 respectively.

Promissory note to Shareholder
     On March 6, 2002 the Company signed a promissory note with a shareholder in which the shareholder advanced $20,000 to the Company during the year . At October 31, 2002 the entire promissory amount of $20,000 had been paid back to the shareholder.

NOTE  9  -  INCOME  TAXES

The  provision for taxes on earnings for the years ended October 31, consist of:


                                     2003              2002

Current
     Federal                        $   -             $   -
     State                              -                 -
     Foreign                            -                 -
                                        -                 -

Deferred
     Federal                            -                 -
     State                              -                 -
     Foreign                            -                 -
                                        -                 -

                                    $   -             $   -

At October 31, 2003, the Company has a Federal tax net operating loss ("NOL") carryforward of approximately $7,000,000, which expires at various dates through 2015.

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

     During fiscal year 2002 the Company issued 600,000 shares to a consultant for services amounting totaling $8,000 which the Company believes was the fair value of the shares at the time.

     During fiscal year 2002 the Company issued 400,000 shares to its president in settlement of unpaid salaries totaling $38,995 which the Company believes was the fair value of the shares at the time.

     During fiscal year 2002 the Company issued 200,000 shares to its director for settlement of legal services performed totaling $4,000 which the Company believes was the fair value of the shares at the time.

     On November 19, 2001 the Company issued 266,000 shares for the purchase of a company in Europe. The transaction was recorded at $39,900 which the Company believes was the fair value of the shares at the time since the European company had no financial history or viable operation.

     On December 19, 2001 the Company issued 100,000 shares to an organization in settlement of consulting services totaling $2,000 which the Company believes was the fair value of the shares at the time.

     On July 3, 2002 the Company issued 200,000 shares to an organization in settlement of consulting services totaling $4,000 which the Company believes was the fair value of the shares at the time.



NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED):

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

     In June 2003, the Company issued 1,336,800 shares of Class B common stock for settlement of an accrued financing cost liability.

     In Septmeber 2003, the Company issued 1 million shares of Class B common stock in a private placement for $250,000.

PART  II  -  OTHER  INFORMATION

ITEM  1.  OTHER  INFORMATION
----------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          GSI TECHNOLOGIES USA INC.

          Dated: February 3, 2004



          By: /s/ Gilles Addison
             ---------------------------------------
          Gilles Addison
          President and Chief Executive Officer




          By: /s/ Craig Perry
             ---------------------------------------
          Craig Perry
          Director and Chairman




          By: /s/ Marie El-Ahmar Eid
             ---------------------------------------
          Marie El-Ahmar Eid
          Director and Secretary




          By: /s/ Marc Cote
             ---------------------------------------
          Marc  Cote
          Director


          ______________________________________________________________________

                                  EXHIBIT INDEX


Ex.: 31.1     302 Certifications

Ex.: 31.2     302 Certifications

Ex.: 32.1     906 Certifications

Ex.: 32.2     906 Certifications