Form 10QSB/A
period 2003-04-30
GSI TECHNOLOGIES USA INC /DE
filed 2004-02-19
CIK 1105862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB / A
                                   AMENDMENT 2

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

                         COMMISSION FILE NUMBER: 0-31229

                            GSI TECHNOLOGIES USA INC.

        (Exact name of small business issuer as specified in its charter)


               Delaware                             5-0902449
     ------------------------------    ------------------------------------
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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[X] No[ ]

As of June 12, 2003, there were 29,291,023 shares of the issuer's $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                                   INDEX TO FORM 10-QSB
                                   --------------------
                           FOR THE QUARTER ENDED APRIL 30, 2003
                  -----------------------------------------------------


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
                                                              ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts payable                                                163,617
  Accrued financing costs                                          67,100
  Notes Payable                                                   648,284
  Investment proceeds liability                                   362,651
  Other current liabilities                                        88,376
                                                              ------------

    Total current liabilities                                   1,330,028


Stockholder's Equity

  Common Stock, class A, $1.00 par value; authorized                    -
     5,000,000 shares; issued and outstanding none
  Common Stock, class B, $.001 par value; authorized               29,291
     55,000,000 shares; issued and outstanding - 29,291,023

  Paid in Capital                                               5,367,388
  Accumulated deficit                                          (6,527,543)
  Accumulated other comprehensive income
    Foreign currency translation                                      373
                                                              ------------

    Total Shareholder's Equity (Deficit)                       (1,180,491)

     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY               $   199,537
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

                                          GSI TECHNOLOGIES USA INC
                                          STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                                (UNAUDITED)

                                                            Three Months                 Six Months
                                                           ended April 30,             ended April 30,
                                                     --------------------------  --------------------------
                                                         2003          2002          2003          2002
                                                     ------------  ------------  ------------  ------------
Revenues                                             $    15,000   $         -   $    15,000   $    23,750

Cost of Sales                                                  -             -             -        10,634
                                                     ------------  ------------  ------------  ------------

Gross Profit                                              15,000             -        15,000        13,116

Operating Expenses:
    Marketing                                             27,702        16,051        29,133        24,412
    Salaries and related costs                            13,859             -        25,060        38,996
    Rent                                                  15,585        13,703        24,585        51,426
    Professional fees                                     33,251         2,457        42,886         9,029
    Consulting                                           112,443             -       121,664             -
    Software development                                  88,709             -       119,539             -
    Depreciation                                           3,576           973         4,656         1,947
    Amortization                                          25,278        23,845        49,017        47,691
    Loss on licensing agreement write off                141,133             -       141,133             -
    Other selling, general and administrative             89,413        19,271       121,115        47,375
                                                     ------------  ------------  ------------  ------------
      Total operating expenses                           550,949        76,300       678,787       220,876

      Loss before other income (expense)                (535,949)      (76,300)     (663,787)     (207,759)

Other income (expense):
    Interest expense (principally related party)         (13,159)       (4,417)      (22,467)       (8,759)
    Foreign exchange gain/(loss)                                       (24,529)                    (15,960)
                                                     ------------  ------------  ------------  ------------
      Total other income (expense)                       (13,159)      (28,946)      (22,467)      (24,719)

                                                     ------------  ------------  ------------  ------------
Net Loss                                                (549,108)     (105,246)     (686,254)     (232,478)
                                                     ============  ============  ============  ============

Basic weighted average common shares outstanding      28,673,045    20,788,768    27,462,294    20,689,767
                                                     ============  ============  ============  ============

Basic and diluted Loss per common share              $     (0.02)  $     (0.01)  $     (0.02)  $     (0.01)
                                                     ------------  ------------  ------------  ------------

Read  the  accompanying  summary  of  significant  accounting  notes  to Financial statements, which are an integral part of this financial statement.

                                            GSI TECHNOLOGIES USA, INC.
                                             STATEMENT OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                                   (UNAUDITED)


                                                                                   For the six months
                                                                                    ended April 31,
                                                                          2003                            2002
                                                                       ----------                      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                      $(670,843)                      $(232,479)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
           Depreciation and amortization                                  53,673                          49,638
           Issuance of stock for contract settlement                           -                          38,996
           Accrued Interest Expense                                            -                           8,759
           Loss on licensing agreement write off                         141,133                               -

Changes in Operating assets and liabilities:
           Receivables and other current assets                          (46,966)                         (4,871)
           Other assets                                                   (2,774)
           Accounts Payable and Accrued Liabilities                        8,459                         133,939
                                                                       ----------                      ----------

Net cash provided by/(used in) operating activities                     (517,317)                         (6,019)


CASH FLOWS FROM INVESTING ACTIVITIES:


Net cash provided by/(used in) investing activities
           Loan Receivable, principally related parties                        -                               -
           Purchase of property and equipment                            (90,685)                              -
                                                                       ----------                      ----------

Net cash provided by/(used in) investing activities                      (90,685)                              -


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable                                                          290,980                               -
  Investment proceeds                                                    219,028                               -
  Sales of common stock                                                  100,000                               -
                                                                       ----------                      ----------

Net cash provided by/(used in) financing activities                      610,008                               -
                                                                       ----------                      ----------

Net increase (decrease) in cash and cash equivalents                       2,005                          (6,019)
Cash and cash equivalents, beginning of period                                 -                           6,019
                                                                       ----------                      ----------

Cash and cash equivalents, end of period                               $   2,005                       $      (0)
                                                                       ==========                      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issaunce of 1 million shares for default payment                          50,000
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


NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS

                                                                          April  30, 2003
Property and Equipment:
             Furniture and fixture                                      $         38,934
             Computer and other equipment                                         45,168
             Leasehold improvements                                               79,020
             Less:  Accum depreciation & amortization                             15,330
             Property and equipment, net                                $        147,792


Intangible Assets:
        License rights  -                                               $        474,779
        (Gross amount of $800,000 acquired from affiliate and
        recorded at predecessor basis with the cost over such basis of
        $325,221 recorded as a dividend to affiliate).
        Accumulated amortization                                                (333,646)
        Loss on write down to realizable value                          $        141,133
                                                                        -----------------

     April 30, 2003 balance                                             $              -
                                                                        =================
       Amortization expense for the  six month period                             47,478

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


NOTE 8 - RELATED PARTY TRANSACTIONS

Legal fees to Director's firm
During the six month period ending April 30, 2003, the Company has retained legal services from a firm in which a director of the Company, Marc Cote, is a partner. The Company incurred approximately $24,600 in legal fees from this firm in the six month period ending April 30, 2003 .

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

FAS 123           "Accounting for stock based compensation                              Six months ended    Six months ended
Paragraph 47 (a)                                                                        April 30, 2003      April 30, 2002
                  1.   Beginning of year - outstanding
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

     ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
     --------------------------------------------------

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


        Dated:  February 18, 2004     GSI TECHNOLOGIES USA INC.




                             By: /s/ Gilles Addison
                       ---------------------------------------
                                 Gilles Addison
                                President and CEO